Form 10-K
period 1993-12-31
PENNZOIL CO /DE/
filed 1994-03-11
CIK 77320

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993           COMMISSION FILE NO. 1-5591

                                PENNZOIL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     74-1597290
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
        PENNZOIL PLACE, P.O. BOX 2967
                HOUSTON, TEXAS                                  77252-2967
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code: (713) 546-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                           ON WHICH REGISTERED
               -------------------                          ---------------------
Common Stock, par value $0.83 1/3 per share                New York Stock Exchange
                                                           Pacific Stock Exchange
Debentures                                                 New York Stock Exchange

  6 1/2% Exchangeable Senior Debentures due January 15, 2003
  4 3/4% Exchangeable Senior Debentures due October 1, 2003

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
/ /

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $2.5 billion as of March 1, 1994.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, March 1, 1994: Common Stock, par value $0.83 1/3 per share -- 45,940,688

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A
UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1994 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III
HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil Company ("Pennzoil") is a natural resource company engaged primarily in oil and gas exploration and production, in processing, refining and marketing of oil and motor oil and automotive products and in mining and marketing of sulphur. Pennzoil's operations are conducted primarily through subsidiaries. Pennzoil Exploration and Production Company ("PEPCO") and Pennzoil Petroleum Company ("Pennzoil Petroleum") conduct the majority of Pennzoil's oil and gas exploration and production operations. The refining of oil and the processing and marketing of motor oil, automotive products and industrial specialties are conducted by Pennzoil Products Company ("PPC"). Jiffy Lube International, Inc. ("Jiffy Lube") franchises, owns and operates automotive fast lubrication and fluid maintenance service centers. Pennzoil Sulphur Company ("PSC"), a division of Pennzoil, conducts Pennzoil's sulphur mining and marketing operations. Richland Development Corporation ("Richland") manages Pennzoil's real estate holdings and provides staff support for Pennzoil and its subsidiaries.

     As of December 31, 1993, Pennzoil beneficially owned 9,035,518 shares of common stock of Chevron Corporation ("Chevron"), which have been deposited with exchange agents for possible exchange for $402.5 million and $500.0 million principal amount of exchangeable debentures of Pennzoil due January 15, 2003 and October 1, 2003, respectively, at exchange rates equivalent to $84 1/8 and $117 5/8 per Chevron share, respectively. At current dividend rates, Pennzoil receives $33.4 million annually in dividends on the 9,035,518 Chevron shares. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

INDUSTRY SEGMENT FINANCIAL INFORMATION

     The tabular presentation below sets forth certain financial information regarding Pennzoil's industry segments (i.e., oil and gas, motor oil and automotive products, franchise operations and sulphur). Pennzoil's foreign operations historically have not been material in relation to consolidated revenues, operating income and identifiable assets.

                                                             1993         1992         1991
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                        REVENUES
Oil and Gas.............................................  $  878,630   $  568,819   $  457,015
Motor Oil & Automotive Products.........................   1,507,563    1,509,777    1,521,159
Franchise Operations....................................     219,865      174,386      129,678
Sulphur.................................................      74,021      147,964      225,518
Other(1)................................................     258,129      105,395      129,509
Intersegment sales(2)...................................    (155,841)    (149,660)    (148,040)
                                                          ----------   ----------   ----------
                                                          $2,782,367   $2,356,681   $2,314,839
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
                OPERATING INCOME (LOSS)
Oil and Gas.............................................  $  159,180   $  134,655   $   48,643
Motor Oil & Automotive Products.........................      90,029       77,925      108,313
Franchise Operations....................................     (17,573)     (13,422)      (7,795)
Sulphur.................................................     (20,763)       1,033       42,742
Other(1)................................................     253,668       88,168      127,841
                                                          ----------   ----------   ----------

          Total operating income........................     464,541      288,359      319,744
Corporate administrative expense........................      65,552       65,103       56,210
Interest expense, net...................................     179,548      224,629      243,496
Income tax (benefit)....................................      59,205      (18,783)     (20,060)
                                                          ----------   ----------   ----------

Income from continuing operations.......................  $  160,236   $   17,410   $   40,098
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------



                                             (Table continued on following page)

                                                             1993         1992         1991
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                  IDENTIFIABLE ASSETS
Oil and Gas(3)..........................................  $2,059,115   $1,988,007   $1,321,424
Motor Oil & Automotive Products.........................     656,313      609,753      620,545
Franchise Operations....................................     305,669      289,791      270,159
Sulphur.................................................     100,888      114,035      144,435
Other...................................................     177,353      176,173      165,004
Corporate...............................................   1,590,766    1,285,097    2,375,800
Net assets of discontinued operations(4)................      --           --          229,202
Intersegment eliminations...............................      (3,901)      (5,679)     (18,619)
                                                          ----------   ----------   ----------
                                                          $4,886,203   $4,457,177   $5,107,950
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
Oil and Gas.............................................  $  275,489   $  175,442   $  143,600
Motor Oil & Automotive Products.........................      27,014       23,415       26,929
Franchise Operations....................................      14,123       11,344        7,921
Sulphur.................................................       8,386        6,130        7,823
Other...................................................         805          859        1,011
Corporate...............................................       5,162        5,355        5,269
                                                           ---------    ---------    ---------
                                                           $ 330,979    $ 222,545    $ 192,553
                                                           ---------    ---------    ---------
                                                           ---------    ---------    ---------
               CAPITAL EXPENDITURES(5)(6)
Oil and Gas.............................................   $ 360,496   $1,103,212    $ 177,905
Motor Oil & Automotive Products.........................      71,535       35,841       32,260
Franchise Operations....................................      21,701       25,810        4,939
Sulphur.................................................       2,295        2,898        6,999
Other...................................................         329        2,906        3,174
Corporate...............................................      28,766        1,331        4,717
                                                           ---------   ----------    ---------
                                                           $ 485,122   $1,171,998    $ 229,994
                                                           ---------   ----------    ---------
                                                           ---------   ----------    ---------

- ---------------

 (1) In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock for a net price of $88.38 per share, resulting in a pretax gain of $171.6 million. For 1992 and 1991, these amounts primarily represent dividend income from Pennzoil's investment in Chevron common stock.

 (2) Substantially all intersegment sales, which are priced at market, are from the oil and gas segment to the motor oil and automotive products segment.

 (3) In 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of a Chevron subsidiary subsequently renamed Pennzoil Petroleum. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and Note 10 of Notes to Consolidated Financial Statements for additional information.

 (4) In 1992, Pennzoil sold all its shares of capital stock of Purolator Products Company ("Purolator"). Purolator's net assets and results of operations for all periods have been reclassified as discontinued operations for financial reporting purposes. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and Note 11 of Notes to Consolidated Financial Statements for additional information.

 (5) Includes interest capitalized of $11,420,000, $8,731,000 and $10,447,000 in
     1993, 1992 and 1991, respectively.

 (6) For 1992, capital expenditures for the oil and gas segment include $1,009,410,000 allocated to the oil and gas properties added as a result of the acquisition of Pennzoil Petroleum. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Capital Resources and Liquidity" and Note 10 of Notes to Consolidated Financial Statements for additional information.

     Narrative descriptions of these business segments follow, with emphasis on 1993 developments. Unless otherwise indicated by the context, references to Pennzoil include its subsidiaries.

OIL AND GAS

     In the oil and gas segment, Pennzoil engages in the acquisition, exploration, exploitation and development of prospective and proved oil and gas properties, the production and sale of crude oil, condensate and natural gas liquids and the production, treatment and sale of natural gas. The bulk of Pennzoil's production is derived from established fields in Texas, Louisiana, West Virginia, Pennsylvania, Utah and federal waters offshore Louisiana, Texas and California.

     In 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. Pennzoil Petroleum's results subsequent to October 30, 1992 have been included in Pennzoil's oil and gas segment results. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 10 of Notes to Consolidated Financial Statements for additional information.

     OIL AND GAS RESERVES. The following table sets forth information regarding Pennzoil's net proved reserves and the present value (discounted at 10%) of the estimated future net cash flows before deduction of income taxes from the production and sale of those reserves, as reported by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") in accordance with criteria prescribed by Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures About Oil and Gas Producing Activities." The summary report of Ryder Scott on the reserve estimates as of December 31, 1993, which includes certain definitions and assumptions, is set forth as an exhibit to this Annual Report on Form 10-K. Such information as to reserve estimates includes reserves of each of Pennzoil Petroleum, PEPCO, PPC and Pennzoil. The summary reports of Ryder Scott on the reserve estimates as of December 31, 1992 and 1991 are included in Pennzoil's previously filed Annual Reports on Form 10-K for the respective years.

     Information regarding ownership interests, prices, costs and other factual data was furnished to Ryder Scott by Pennzoil. To facilitate timely issuance of the reserve estimates, estimated production data were used for the last few months of each year. Pennzoil believes that use of the actual production data would not have resulted in any material change in the estimates of reserves or pretax future net cash flows.

                                                                  ----------------------------
                                                                     TOTAL PROVED RESERVES
                                                                  ----------------------------
                                                                           DECEMBER 31
                                                                  ----------------------------
                                                                   1993      1992(1)      1991
                                                                   ------     -------     ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States.........................................          199        218        137
     Foreign...............................................            2          2          2
                                                                  ------     ------     ------
                                                                     201        220        139
                                                                  ------     ------     ------
                                                                  ------     ------     ------
Natural gas (Bcf)
     United States(2)......................................        1,453      1,617        892
     Foreign...............................................           38         35         34
                                                                  ------     ------     ------
                                                                   1,491      1,652        926
                                                                  ------     ------     ------
                                                                  ------     ------     ------
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(3)
     United States.........................................       $2,213     $2,484     $1,370
     Foreign...............................................           45         35         39
                                                                  ------     ------     ------
                                                                  $2,258     $2,519     $1,409
                                                                  ------     ------     ------
                                                                  ------     ------     ------



                                             (Table continued on following page)

                                                                    PROVED DEVELOPED RESERVES
                                                                   ----------------------------
                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1993      1992(1)     1991
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
  United States..............................................         162        181        108
  Foreign....................................................           2          2          2
                                                                   ------     ------     ------
                                                                      164        183        110
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Natural gas (Bcf)
  United States(2)...........................................       1,306      1,412        803
  Foreign....................................................          35         34         34
                                                                   ------     ------     ------
                                                                    1,341      1,446        837
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(3)
  United States..............................................      $2,049     $2,263     $1,297
  Foreign....................................................          40         35         39
                                                                   ------     ------     ------
                                                                   $2,089     $2,298     $1,336
                                                                   ------     ------     ------
                                                                   ------     ------     ------

- ---------------

 (1) The increase in United States total proved reserves in 1992 was primarily attributable to the acquisition of Pennzoil Petroleum. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of Notes to Consolidated Financial Statements for additional information.

 (2) United States natural gas reserves for 1993, 1992 and 1991 exclude 162 Bcf, 124 Bcf and 129 Bcf, respectively, of carbon dioxide gas for sale or use in Pennzoil's operations.

 (3) Reference is made to "Supplemental Financial and Statistical Information -- Unaudited -- Oil and Gas Information" on pages F-33 through F-39 hereof for additional information regarding Pennzoil's proved reserves and estimated future net revenues therefrom, including presentation of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves calculated in accordance with SFAS No. 69.

     No significant change in Pennzoil's proved reserves as set forth above has occurred as a result of any major discovery or other event since December 31, 1993.

     No estimates of Pennzoil's total proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission ("SEC") since January 1, 1993.

     OIL AND GAS PROPERTIES. The following table shows Pennzoil's developed and undeveloped oil and gas acreage as of December 31, 1993.

                                                        DEVELOPED              UNDEVELOPED
                                                       ACREAGE(1)              ACREAGE(2)
                                                    -----------------       -----------------
                                                    GROSS        NET        GROSS        NET
                                                    -----       -----       -----       -----
                                                            (EXPRESSED IN THOUSANDS)
    United States
      Alabama.....................................     15           7          --          --
      Arkansas....................................     27           5          31          10
      Colorado....................................     --          --          35          35
      Kansas......................................     40          37           1          --
      Louisiana...................................    259         203          47          41
      Michigan....................................      2           1           6           3
      Mississippi.................................     23          18          16          12
      Montana.....................................     --          --         352         170
      New Mexico..................................     35          25         695         692
      New York....................................     16          14           5           4
      North Dakota................................      4           2          --          --
      Ohio........................................      6           6           1           1
      Oklahoma....................................      2           1          17           5
      Pennsylvania................................    191         158         181         161
      Texas.......................................    582         398          97          53
      Utah........................................    113          73          60          33
      West Virginia...............................    396         365          81          61
      United States Waters
         Offshore Alabama.........................     13           8          --          --
         Offshore Alaska..........................      7           1          39           8
         Offshore California......................      4           1          11           3
         Offshore Florida.........................     --          --          11           2
         Offshore Louisiana.......................    409         216         131          88
         Offshore Mississippi.....................     28           8          --          --
         Offshore Texas...........................    159          62         128         114
                                                    -----       -----       -----       -----
    Total United States...........................  2,331       1,609       1,945       1,496
    Foreign(3)
      Canada......................................    142          44         183         118
      Papua New Guinea............................     --          --       1,980         396
      Indonesia...................................     --          --         690         100
                                                    -----       -----       -----       -----
    Total Foreign.................................    142          44       2,853         614
                                                    -----       -----       -----       -----
    Total.........................................  2,473       1,653       4,798       2,110
                                                    -----       -----       -----       -----
                                                    -----       -----       -----       -----

- ---------------

(1) Developed acreage represents the spacing units or other acreage assignable to productive wells.
(2) Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.
(3) Acreage in foreign areas other than Canada is operated under production sharing arrangements, service contracts or other contractual arrangements not involving lease or fee ownership.

     The following table shows the approximate number of Pennzoil's productive oil and gas wells as of year end. Productive wells consist of producing wells and wells capable of production in commercial quantities.

                                               GROSS WELLS(1)                 NET WELLS(1)
                                          -------------------------      -----------------------
                                           1993      1992     1991       1993     1992     1991
                                          ------    ------    -----      -----    -----    -----
    Oil
      United States(2)..................   7,632    10,528    4,688      4,316    4,667    2,785
      Foreign...........................     330       356      358         52       57       59
    Natural gas
      United States(2)..................   2,243     3,068    2,544      1,237    1,373    1,364
      Foreign...........................     114       119      117         22       26       26
                                          ------    ------    -----      -----    -----    -----
                                          10,319    14,071    7,707      5,627    6,123    4,234
                                          ------    ------    -----      -----    -----    -----
                                          ------    ------    -----      -----    -----    -----

- ---------------

 (1) "Gross Wells" includes all wells in which Pennzoil has an interest. "Net Wells" reflects Pennzoil's percentage ownership interest in each "Gross Well." One or more completions in the same bore hole are counted as one well. Any well in which one of multiple completions is an oil completion is classified as an oil well.

 (2) The increase in 1992 gross and net wells is primarily attributable to the acquisition of Pennzoil Petroleum. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of Notes to Consolidated Financial Statements for additional information.

     PRODUCTION AND SALES. The following table summarizes the average daily production of Pennzoil, net of all royalties, overriding royalties and other outstanding interests for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis.

                                                                 1993        1992        1991
                                                                -------     -------     -------
Crude oil, condensate and natural gas liquids (barrels per
  day)
  United States(1)............................................   63,294      38,430      29,916
  Foreign.....................................................      979       1,032         981
                                                                -------     -------     -------
                                                                 64,273      39,462      30,897
                                                                -------     -------     -------
                                                                -------     -------     -------
Natural gas (Mcf per day)
  United States...............................................  641,111     443,905     397,629
  Foreign.....................................................    8,288       3,656       3,331
                                                                -------     -------     -------
                                                                649,399     447,561     400,960
                                                                -------     -------     -------
                                                                -------     -------     -------

- ---------------

  (1) Excludes natural gas liquids production obtained as a result of processing plant ownership of 274, 224 and 309 barrels per day for 1993, 1992 and 1991, respectively.

     The following table shows the weighted average sales prices received by Pennzoil for its production and the average production (lifting) costs per unit of production.

                                                                   YEAR ENDED DECEMBER 31, 1993
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $14.90     $14.45     $14.90
Natural gas (per Mcf)............................................  $ 2.05     $ 1.32     $ 2.04
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 4.16     $ 4.02     $ 4.16

                                                                   YEAR ENDED DECEMBER 31, 1992
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $16.97     $16.17     $16.95
Natural gas (per Mcf)............................................  $ 1.81     $ 1.05     $ 1.81
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 3.97     $ 4.05     $ 3.98

                                             (Table continued on following page)

                                                                   YEAR ENDED DECEMBER 31, 1991
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $18.30     $18.32     $18.30
Natural gas (per Mcf)............................................  $ 1.54     $ 1.14     $ 1.54
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 4.17     $ 5.38     $ 4.19

- ---------------

 (1) For purposes of providing common units of measure, natural gas is converted to a Btu-equivalent barrel of liquid on the basis of relative energy content (6 Mcf per barrel).

 (2) Production (lifting) costs are costs incurred to operate and maintain wells and related equipment and facilities. They do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs, exploration expenses, general and administrative expenses, interest expense or income tax. Differences between sales prices and production (lifting) costs do not represent profit.

     Pennzoil sells its crude oil and condensate production generally at posted field prices less any applicable transportation charges, its natural gas liquids production at negotiated prices and its natural gas production generally under a combination of 30-day spot, short-term and long-term sales contracts.

     Pennzoil has substantial control in marketing its natural gas production. Pennzoil's natural gas marketing efforts are primarily constrained only by normal free marketplace competition and by regulatory limitations generally described below under the caption "Government Regulation."

     Since 1986, Pennzoil has restricted spot gas sales from time to time during periods when prices have fallen below levels considered acceptable. Pennzoil did not restrict spot gas sales in 1993.

     DRILLING ACTIVITY. The following table shows Pennzoil's net productive and dry exploratory and development wells completed for the periods shown. Completion occurs upon the installation of permanent equipment for the production of oil or gas, or, in the case of dry holes, upon reporting abandonment to the appropriate regulatory agency.

                                                       NET EXPLORATORY            NET DEVELOPMENT
                                                            WELLS                      WELLS
                                                     --------------------      ---------------------
                                                     1993    1992    1991      1993    1992    1991
                                                     ----    ----    ----      ----    ----    -----
Oil Wells(1)
  United States....................................   1.3     0.9     4.4      41.3    18.2     53.6
  Foreign..........................................    --      --      --        --     0.1       --
Gas Wells(1)
  United States....................................  13.0     0.9     9.6      29.7     6.2     44.1
  Foreign..........................................    --     1.5     0.9       2.2      --       --
Dry Holes(2)
  United States....................................   2.6     0.8     8.1       1.0      --      0.4
  Foreign..........................................   2.0     0.1     2.0        --     1.0       --
                                                     ----    ----    ----      ----    ----    -----
                                                     18.9     4.2    25.0      74.2    25.5     98.1
                                                     ----    ----    ----      ----    ----    -----
                                                     ----    ----    ----      ----    ----    -----

- ------------
 (1) For purposes of this tabulation, a productive well is an exploratory or a development well that is not a dry hole. One or more completions in the same bore hole are counted as one well. Any well in which one of multiple completions is an oil completion is classified as an oil well.

 (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     As of December 31, 1993, Pennzoil was participating in the drilling or awaiting completion of 58 gross (47 net) wells onshore and 14 gross (10 net) wells offshore the United States.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES. In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock has been accounted for using the purchase method of accounting, and Pennzoil Petroleum's results of operations subsequent to October 30, 1992 have been included in Pennzoil's oil and gas segment results. During the four-month period between the "effective date" and the closing date of the transaction, Chevron continued operation of the Pennzoil Petroleum oil and gas properties and, immediately prior to closing, contributed $57.4 million in cash to Pennzoil Petroleum (for the benefit of Pennzoil), representing the cash flow from Pennzoil Petroleum's operations during this four-month period, less production costs, provisions for taxes and approximately $11 million of nonrecurring closing adjustments. As a result of an audit completed during 1993, Chevron contributed an additional $9.9 million in cash to Pennzoil Petroleum, representing an adjustment to the initial $57.4 million cash contribution made by Chevron to Pennzoil Petroleum prior to closing.

     During 1993, Pennzoil's domestic business focused on assimilating the Pennzoil Petroleum properties acquired from Chevron, building the investment program, controlling operating costs, rationalizing the asset portfolio and reversing a declining production trend. The Pennzoil Petroleum properties added about 70% to Pennzoil's 1992 proved reserve base and are believed to possess significant additional reserves. During 1993, geologic, engineering and accounting data were transferred from Chevron and field studies were begun to define the additional potential. These studies provided the basis for an upswing in the capital investment program, which occurred during the second half of 1993. The investment program in both the Pennzoil Petroleum properties and Pennzoil's existing portfolio is exploitation led, concentrating on potential in and around known accumulations rather than traditional high risk exploration. The program is based primarily upon the techniques of 3-D seismic interpretation in the Gulf of Mexico, microstratigraphic studies in the Gulf Coast region and waterflood rejuvenation in West Texas. Capital expenditures in North America increased consistently during 1993 from $23.4 million in the first quarter to $105.0 million in the fourth quarter.

     In the Gulf of Mexico, approximately 85% of Pennzoil's core properties are covered by 3-D seismic surveys. Where applicable, the use of 3-D seismic surveys allows Pennzoil to better define its drilling objectives and, therefore, reduce drilling risk. Application of this technique can, in certain cases, provide substantial reversals in declining production from mature fields. For example, production from the Eugene Island 330 Field, operated by Pennzoil, has tripled since Pennzoil's acquisition and successful application of 3-D seismic information with respect to the field, which is now producing at its highest rate in 12 years. During 1993, successful exploitation programs were also implemented in South Marsh Island 23, West Cameron 587, Main Pass 141, Eugene Island 316, High Island 140 and other blocks in the surrounding areas. In 1993, Pennzoil continued its low-cost exploitation of Cotton Valley and Travis Peak formations of the Carthage Field. Other Gulf Coast region exploitation focused primarily on the Wilcox trend in South Texas and the Frio sands along the coast. The Permian Basin has also become a core area for Pennzoil with the acquisition of Pennzoil Petroleum. Pennzoil's share of production from the Harvest Platform offshore California increased from about 4,500 barrels per day in late 1992 to over 8,000 barrels per day during the fourth quarter of 1993. In West Virginia, the Stringtown Field waterflood was expanded and preparations were begun to waterflood the Wolf Summit Field. As part of its effort to focus on core businesses, Pennzoil has initiated a program to dispose of its West Virginia noncore oil and gas fields, gas gathering pipelines and gas public utility during 1994.

     Controlling operating costs is of critical importance in maturing fields, such as Pennzoil's high-cost areas in West Texas, the Bluebell Field in Utah and West Virginia/Pennsylvania fields. Operating cost efficiencies were realized in these areas by realigning waterfloods, establishing vendor alliances, selling noncore properties in West Texas, reducing drilling costs at Bluebell and reducing assets and staff in West Virginia/Pennsylvania.

     Pennzoil began 1993 with interests in approximately 800 producing fields. The majority of the value associated with these producing properties is concentrated in approximately 100 core fields, with the remaining fields generally containing minor reserves and/or small Pennzoil-owned working interests. As a result of an asset highgrading program initiated in 1993, Pennzoil disposed of approximately 300 of these fields, which in the aggregate represented less than 3% of the total value of Pennzoil's proved oil and gas reserves. Pennzoil realized gains of $34.9 million from these asset sales on total proceeds of $87.5 million. In addition, four asset swaps were finalized during 1993 to increase working interests in core Gulf of Mexico fields. Pennzoil intends to continue disposal of noncore properties during 1994, with the proceeds from these sales intended for reinvestment in or reallocation to Pennzoil's core properties.

     Internationally, Pennzoil in 1992 announced agreements for the exclusive right to negotiate with the Azerbaijan Republic and the State Oil Company of the Azerbaijan Republic ("SOCAR") to develop the Guneshli Field offshore Azerbaijan in the southern portion of the Caspian Sea. In May 1993, the Azeri government announced its intention to jointly develop, under a unified development plan, three fields (the Guneshli, Chirag and Azeri Fields) then under negotiation with western oil companies. In October 1993, the group of eight western oil companies, including Pennzoil, entered into an Area of Mutual Interest ("AMI") agreement that reaffirmed the equity distribution among the companies set out in a Declaration of Unitization previously signed by the western oil companies and SOCAR and established the basis for the companies' development of the three-field unit. Subsequently, during October 1993, the Azeri government elected to withdraw the Guneshli Field from the unit to be developed by the western oil companies and develop the Guneshli Field on its own. Under the terms of the AMI agreement, Pennzoil and Ramco Energy Ltd. of Scotland will have a 17% working interest in any development of the three fields by the western oil companies party to the AMI agreement, including the current two-field unit composed of the Chirag and Azeri Fields.

     Also in Azerbaijan, Pennzoil continued work on a comprehensive gas gathering and compression system during 1993. This project is designed to capture, compress and transport to shore approximately 150 million cubic feet per day of gas presently being vented from the Guneshli Field. The gas utilization project accounted for approximately $98 million of the $361 million in capital expenditures for the oil and gas segment in 1993. Pennzoil has signed a gas utilization agreement with SOCAR that provides for recovery of Pennzoil's costs incurred in connection with the gas utilization project by payment in hard currency or oil or petroleum products or by a credit against a signature bonus for the first exploration, exploitation and/or development contract entered into between Pennzoil and SOCAR in Azerbaijan. The gas utilization project should be completed during the first quarter of 1994. Pennzoil's total investment related to its Azerbaijan activities, including the gas utilization project, was $116 million as of December 31, 1993.

     In the Russian Federation, Pennzoil has an interest in a joint venture formed with a Russian partner, Agansk Geological Enterprise, to appraise and evaluate the West Mogotlorsk oil field in western Siberia. At year end, a long-term production test was underway.

     In Indonesia, a declaration of commerciality for the Madura Straits Block was issued by the Indonesian state oil company in January 1993. Operations are presently suspended awaiting negotiation of a gas sales contract.

     Pennzoil's capital budget currently provides that its capital expenditures, including interest capitalized, for domestic and international petroleum exploration and development during 1994 will total approximately $223.9 million, net of expected recoveries from the gas utilization project discussed above, compared to approximately $360.5 million of capital expenditures in 1993. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

     Pennzoil conducts or participates in certain offshore oil and gas operations which are subject to the hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions, as well as risks of blowouts and fires, which are generally present in all oil and gas drilling. In the past, production from offshore blocks has been delayed on several occasions as a result of pipeline breaks, hurricanes, blowouts and other unforeseen events.

MOTOR OIL & AUTOMOTIVE PRODUCTS

     Pennzoil's motor oil and automotive products operations are conducted by PPC. These operations include the procurement and refining of crude oil and the blending, packaging and marketing of motor oil and automotive products.

     MANUFACTURING. PPC owns and operates two lube oil and specialty refineries, one located near Oil City, Pennsylvania and the other, operated by PPC's wholly owned subsidiary Atlas Processing Company ("Atlas"), located in Shreveport, Louisiana. The paraffinic lube base stocks produced by these refineries are used primarily in the blending of motor oil and other lubricants by PPC's marketing division. The lube oil and specialty refineries also produce waxes, petrolatums, special cut kerosenes, transformer oils, process oils and other naphthenic base oils for use in producing industrial specialty products or for sale to industrial customers. Jet fuel is also supplied by the Shreveport refinery to several commercial airlines.

     A third PPC refinery, located at Roosevelt, Utah, primarily produces gasoline and diesel fuels. Gasoline and distillate production from PPC's refineries is marketed locally and through exchanges with other marketers.

     The profitability of Pennzoil's refineries is directly affected by the supply and price of the grade and quality of crude oil purchased or otherwise obtained for refinery throughput. Because of shortages in the supply of crude oil meeting the unique grade and quality requirements for each of Pennzoil's refineries, and possible declining refinery margins resulting from such shortages, Pennzoil continually considers and evaluates crude oil supply arrangements for each of its refineries and the corresponding impact on the operating profitability of the affected refineries. In response to these crude oil supply shortages, Pennzoil is evaluating, among other things, the feasibility of increasing production from nearby fields and the possible reduction or consolidation of refinery operations. The magnitude and timing of crude oil supply shortages, and the resultant impact on Pennzoil's operating results and business operations, cannot be predicted with accuracy.

     The following table sets forth information with respect to raw material supplied and processed, refining capacity and utilization of PPC's refineries during the years indicated.

                                                                  1993        1992        1991
                                                                 ------      ------      ------
                                                                    (BARRELS PER DAY EXCEPT
                                                                          PERCENTAGES)
Raw Material
  Supplied
     Crude oil and condensate
       Pennzoil's domestic production..........................  22,623      19,829      19,300
       Purchased from others...................................  36,062      38,596      42,213
     Net decrease in inventory.................................     537          30         392
                                                                 ------      ------      ------
                                                                 59,222      58,455      61,905
                                                                 ------      ------      ------
                                                                 ------      ------      ------
  Processed
     Oil City, Pennsylvania....................................  15,629      15,576      16,104
     Shreveport, Louisiana.....................................  37,356      36,424      39,375
     Roosevelt, Utah...........................................   6,237       6,455       6,426
                                                                 ------      ------      ------
                                                                 59,222      58,455      61,905
                                                                 ------      ------      ------
                                                                 ------      ------      ------
Refining capacity (at year end)
  Oil City, Pennsylvania.......................................  16,500      16,500      16,500
  Shreveport, Louisiana........................................  46,200      46,200      46,200
  Roosevelt, Utah..............................................   8,000       8,000       8,000
                                                                 ------      ------      ------
                                                                 70,700      70,700      70,700
                                                                 ------      ------      ------
                                                                 ------      ------      ------
Refinery utilization...........................................    83.8%       82.7%       87.6%
                                                                 ------      ------      ------
                                                                 ------      ------      ------

     PPC purchases from others the requirements of its marketing operations not produced in its own refineries.

     PPC owns and operates two lubricating specialty plants located in Karns City, Pennsylvania and Dickinson, Texas. These plants manufacture petrolatums, white oils, ink solvents, sulfonates, waxes and other specialty petroleum products using feedstocks from PPC's refineries. These products are marketed by PPC's PENRECO(R) and MAGIE BROS(R) divisions directly to manufacturers and end-users. Additionally, Pennzoil continues to expand industrial specialty sales into international markets, particularly in Asia, South America and Central America.

     PPC also owns the Eureka Pipe Line Company, which operates a crude oil gathering system in West Virginia.

     PPC continues to search for ways to reduce costs and improve quality through more efficient manufacturing processes and purchasing and handling of materials. An important goal for the division is to secure the supply of quality base stocks necessary for the production of PENNZOIL(R) motor oils. A major component of this effort involves negotiations and construction engineering analyses for a state-of-the-art, 15,000 barrel per day base oil plant to be built as a joint venture with Conoco, Inc. If approved, the plant, which would be built at Conoco's Lake Charles, Louisiana refinery, would utilize the most sophisticated technology available and would produce low-cost base oils. The facility would be intended to make PPC substantially self-sufficient in low-cost, high-quality lube base stocks. Additionally, engineering design is under way for a residual catalytic cracking unit at the Atlas refinery, which should substantially lower the effective cost of base oils produced at the facility.

     MARKETING. PENNZOIL(R) motor oil and lubricants are produced in six domestic company-owned and operated blending and packaging plants (Alameda, California; Portland, Oregon; Shreveport, Louisiana; Rouseville, Pennsylvania; Vernon, California; and St. Louis, Missouri). In addition, two industrial packaging plants, one located in Mundy's Corner, Pennsylvania and the other in Marion, Illinois, produce lubricants for the commercial and industrial markets.

     PENNZOIL(R) products are sold in all 50 states through 153 independent distributors and 71 company-owned distribution facilities. Additionally, PENNZOIL(R) brand gasoline is marketed through approximately 361 retail outlets located in Pennsylvania, Ohio, New York, West Virginia, Tennessee, Kentucky, Indiana, Utah and Colorado. Kerosenes, diesel oils, fuel oils and other distillates are marketed at both the retail and wholesale levels through distributors.

     PPC competes with a number of other companies in the sale of motor oil and automotive products. Competition is based on price, service and quality, with quality being of particular importance in the case of motor oils and other petroleum specialty products.

     Domestically, growth in the motor oil industry is expected to remain low for the foreseeable future. Changes in consumer buying habits and in distribution channels used to bring products to market are expected to continue to affect all motor oil marketers. Large mass merchandisers and auto parts chains are expected to increasingly be the channel of choice for consumers who buy and change their own motor oil. Consumers who have oil changes performed for them are, in greater numbers, turning to "fast lube" outlets for this service.

     PPC is also continuing its efforts to maintain PENNZOIL(R) as the leading motor oil used by the installed market segment (fast lubes, service stations, auto dealers, etc.). The installed market is expected to grow faster than the industry as a whole. As consumers become increasingly concerned about the environmental issues associated with changing their own oil, a continuing shift to installers, who are generally better prepared to handle the disposition of used oil and filters, is expected. Currently, nearly 40% of all oil changes are done by installers. Fast lube operations, by making oil changes convenient for the consumer, are capturing an even larger share of the installed market by attracting consumers who no longer change their own oil as well as business from the other installer outlets (service stations, auto dealers, etc.). This shift, which has been occurring since the early 1980s, is expected to continue, although at a slower rate than was experienced over most of the last decade. PPC remains well positioned within the installed market segment and is continuing its efforts to satisfy the needs of this customer group to assure that the benefits associated with this expected growth will be fully realized.

     PPC's GUMOUT(R) division is one of America's leading producers of fuel injector and carburetor cleaners and other car care products. WOLF'S HEAD(R) lubricants and related products, produced at a blending and packaging plant in Reno, Pennsylvania, are marketed in substantially all states east of the Mississippi River. PPC's consumer products division's sales, trade support practices, pricing and use of media are being heavily influenced by major retail changes taking place in the 1990s. The dominant retailers are becoming larger and stronger and their demands on suppliers are increasing. Many retailers are beginning to introduce their own brand names, resulting in a resurgence of private label goods in many categories, including those in which the consumer products division competes. In addition, consumers are accepting the Every Day Low Price ("EDLP") concept as an alternative to sales, list prices and markdowns. While these factors are generally characteristic of all PPC's marketing businesses, these demands create disproportionate complexities for smaller and/or local marketing units. As a result, the consumer products division has made major changes in how retailers earned trade support funds in 1993, and, for 1994, has expanded its use of EDLP to include carburetor and fuel injector cleaning systems. In addition, the division will continue to support its 1994 marketing efforts through increased media expenditures.

     Internationally, PENNZOIL(R) motor oil and lubricants are marketed in 59 foreign countries through 44 distributors, five licensees, three joint ventures and seven company-owned distribution facilities. PPC has strong footholds in many large markets and will continue to seize opportunities to increase PENNZOIL(R) brand penetration in countries around the world. PPC will be active in Europe in the next year, entering Austria, as well as expanding its presence in Italy and Eastern Europe. During the first quarter of 1993, PPC finalized the acquisition of a blending and packaging plant in Barcelona to support increasing volume in southern Europe. PPC's Bolivian licensee started producing in the second quarter of 1993. PPC also entered several countries in South America in 1993, including Ecuador, Peru and Chile. PPC will continue its expansion into South American countries in 1994. Despite severe economic weakness in Australia, PPC is well positioned to enjoy growth and profitability by capitalizing on an excellent sales organization, and PPC expanded its presence to include all states in Australia in 1993. In 1994, PPC will re-enter Indonesia, having finalized a licensing agreement that will make PENNZOIL(R) that country's only authorized foreign branded lubricant. PPC entered the Indian market in 1993 through a joint venture operation. In addition, 1993 marked the first complete year that a nationwide sales force was in place in Canada. PPC expects to continue its growth in Canada on the strength of its sales efforts and the brand recognition enjoyed there due to the proximity to the United States.

     PPC considers the above-mentioned trademarks used in its motor oil and automotive products operations to have significant marketing value, primarily in identifying Pennzoil and its products.

     The following table sets forth information with respect to quantities sold externally by the marketing and manufacturing operations during the years indicated.

                                                            1993         1992         1991
                                                           ------       ------       ------
                                                                  (BARRELS PER DAY)
    Gasoline and naphtha.................................  25,106       23,873       22,281
    Distillates and gas oils.............................  28,512       29,038       30,596
    Lubricating oil and other specialty products.........  23,072       22,595       22,087
    Residual fuel oils...................................   2,160        1,785        1,691
                                                           ------       ------       ------
                                                           78,850       77,291       76,655
                                                           ------       ------       ------
                                                           ------       ------       ------

FRANCHISE OPERATIONS

     During 1990 and 1991, Pennzoil acquired all outstanding Jiffy Lube common stock. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     Jiffy Lube franchises, owns and operates automotive fast lubrication and fluid maintenance service centers. The service centers provide a JIFFY LUBE(R) "Standard Service" that requires no customer appointment and can be completed in approximately 10 minutes. The Standard Service consists of a 14-point preventive maintenance program for motor vehicles, which includes oil change and filter replacement, chassis lubrication, checking for proper tire inflation, window washing, interior vacuuming, checking and topping off of transmission, brake, differential, windshield washer, battery and power steering fluid levels and air filter and windshield wiper blade examination. The service centers also provide other authorized services and products at additional cost.

     At December 31, 1993, 1,081 JIFFY LUBE(R) service centers were open worldwide, including 1,071 in the United States. Domestically, franchisees operated 661 of the service centers and Jiffy Lube operated the remaining 410. The service centers generally are clustered in metropolitan areas throughout the United States.

SULPHUR

     Pennzoil's sulphur operations are conducted by PSC, a division of Pennzoil. PSC's sulphur operations include the mining and marketing of sulphur. PSC produces and sells sulphur from its Culberson County property ("Culberson") in West Texas. PSC also obtains sulphur recovered from oil and gas operations for some of its domestic sales. Sulphur sales are made primarily to phosphate industry customers for use in the manufacture of phosphate fertilizer materials.

     RESERVES, PRODUCTION AND SALES INFORMATION. The following table sets forth certain information regarding Pennzoil's proved sulphur reserves and related production and sales data. The 1993 reserves were estimated by DeGolyer and MacNaughton. The summary report of DeGolyer and MacNaughton on the reserve estimates as of January 1, 1994, which includes certain definitions and assumptions, is set forth as an exhibit to this Annual Report on Form 10-K. The summary reports of DeGolyer and MacNaughton on the reserve estimates as of January 1, 1993, 1992, 1991 and 1990 are included as exhibits to Pennzoil's previously filed Annual Reports on Form 10-K for the respective years.

                                              1993            1992             1991              1990              1989
                                          -------------   -------------   ---------------   ---------------   ---------------
                                                          (EXPRESSED IN THOUSANDS OF LONG TONS EXCEPT PRICES)
Sulphur(1)
  Proved reserves at end of year........         24,669          26,319            27,225            29,648            29,671
  Production............................            655           1,171             1,696             2,128             1,968
  Sales.................................          1,071           1,690             1,970             2,091             2,186
  Average Green Markets Tampa Recovered
    Contract Price range(2).............  $62.00-$66.00   $85.00-$88.00   $114.00-$116.00   $119.00-$121.00   $123.00-$125.00

- ---------------

 (1) Gross volumes subject to various royalties. Royalties as a percentage of production value, f.o.b. mine site, are estimated to average 9%.

 (2) The Green Markets Tampa Recovered Contract Price is a benchmark price for liquid sulphur sales in the United States domestic market, the market in which 87% of PSC's total sales in 1993 were made.

     During 1993, 1992 and 1991, the Culberson facilities were operated at approximately 26%, 47% and 68%, respectively, of design capacity. PSC owns or leases water rights located approximately 38 miles southeast of the plant site. PSC believes that the water reserves, together with recycled mine water, will be sufficient to mine the sulphur reserves at Culberson. PSC has installed a pipeline from the water reserves to the plant site.

     The average Green Markets Tampa Recovered Contract Price range for 1993 had a mid-point of $64.00 per long ton, which was approximately 26% below the 1992 mid-point and 44% below the 1991 mid-point.

     In October 1993, Pennzoil announced intended capital expenditures of approximately $7.4 million to modify the process of heating recycled mine water for reinjection into the production zone at the Culberson mine and the replacement of inefficient steam turbines with a gas-fired turbine. The modification resulted in a one-time charge of approximately $3.6 million for the write-off of obsolete property, plant and equipment. In addition, PSC began a work force reduction program in 1993, which resulted in a fourth quarter charge of $3.2 million. Annual expense savings at current production rates as a result of these actions are estimated at $12 million.

     So long as sulphur prices and volumes remain at current levels, operating results in the sulphur segment will continue to be adversely affected, and the sulphur segment will likely generate an operating loss. The magnitude and timing of the effect on operating results of any future sulphur price fluctuation cannot be accurately predicted.

     MARKETING. All of PSC's sulphur production in 1993 was sold in the United States. Most of PSC's sulphur production is transported in liquid form by unit train to Galveston, Texas, where PSC's primary sulphur terminal facilities are located. The term of the unit train contract covers the life of the mine in order to maintain long-term transportation stability. PSC also operates a sulphur terminal in Antwerp, Belgium, where solid sulphur can be unloaded, remelted and piped into liquid sulphur storage facilities to serve its customers in western Europe. Currently, sales to European customers through the Antwerp terminal are from sources of locally produced molten sulphur. In addition, PSC has shipped solid sulphur from the Galveston terminal directly to customers in other areas of the world. PSC both owns and leases, under long-term leasing arrangements, vessels for water transportation of liquid sulphur and has effected charter arrangements for water transportation of dry sulphur.

     The largest portion of domestic sulphur sales is made to manufacturers of phosphate fertilizers. In addition, sulphur is sold to the general chemicals industry for use in the manufacture of a variety of products. PSC competes with a number of other companies in its sulphur operations, including both Frasch and recovered sulphur producers. PSC estimates that it accounted for approximately 7% of domestic elemental sulphur production during 1993. In addition to price competition, dependability of supply is particularly important in the case of sulphur, and traditionally long-term contracts have been of substantial significance to the sulphur business. Substantially all of PSC's sales are made under long-term contracts. Market conditions from time to time require that some portions of the mine output be stockpiled or that production be curtailed.

DISCONTINUED OPERATIONS

     In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator, previously a wholly owned subsidiary of Pennzoil. Purolator's net assets and results of operations for all periods have been reclassified as discontinued operations for financial reporting purposes. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and Note 11 of Notes to Consolidated Financial Statements for additional information.

OTHER INTERESTS

     Richland owns approximately 576,000 acres of surface properties and certain mineral rights to approximately 726,000 acres in the Raton Basin area of New Mexico and Colorado. The table included under the caption "Oil and Gas -- Oil and Gas Properties," showing Pennzoil's developed and undeveloped oil and gas acreage, includes the mineral rights to 726,000 acres held by Richland in the Raton Basin.

     In December 1991, Richland, through its subsidiary Duval Corporation of Indonesia ("Duval"), entered into an agreement with Ashton Mining Limited to sell Richland's approximately 90% interest in PT Indo Muro Kencana, which holds confirmed gold and silver deposits in Kalimantan, the Indonesian portion of the island of Borneo. The sale was conditioned upon approval by Indonesian authorities and additional exploration and feasibility studies conducted by the purchaser. Approvals and studies were finalized and the sale was completed in January 1993. Part of the consideration received by Duval was a payment agreement resulting in the right to receive payments from future mineral production. The payments will be based on a percentage of revenues that will be determined by a sliding scale tied to London Metal Exchange gold prices.

EMPLOYEES

     The following table sets forth the number of Pennzoil employees by segment at December 31 of each of the years indicated:

                                                                     1993       1992       1991
                                                                     -----     ------     ------
Oil and Gas.......................................................   1,627      1,544      1,417
Motor Oil & Automotive Products...................................   2,929      2,907      2,969
Franchise Operations..............................................   4,425      3,532      2,465
Sulphur...........................................................     257        379        509
Corporate and Other...............................................     663        763        785
                                                                     -----     ------     ------
Total Continuing Operations.......................................   9,901      9,125      8,145
Discontinued Operations --
  Filtration Products.............................................    --         --        3,549
                                                                     -----     ------     ------
          Total...................................................   9,901      9,125     11,694
                                                                     -----     ------     ------
                                                                     -----     ------     ------

     The increase in employees for continuing operations as of December 31, 1993 is primarily attributable to an increase in the number of company-owned service centers in the franchise operations segment. This increase was partially offset by a reduction in the PSC workforce.

     Approximately 10.4% of Pennzoil's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

     Pennzoil is subject to various federal and state laws and regulations governing employment practices and working conditions, including Title VII of the Civil Rights Act of 1964, as amended, the Equal Pay Act of 1963, the Civil Rights Act of 1991, the Americans with Disabilities Act of 1990, the Family and Medical Leave Act of 1993, the Drug Free Workplace Act of 1989, the Age Discrimination in Employment Act of 1967, as amended, the Rehabilitation Act of 1973, as amended, the Vietnam Era Veterans' Readjustment Assistance Act of 1974, as amended, the Occupational Safety and Health Act of 1970, the Fair Labor Standards Act of 1938, as amended, the National Labor Relations Act of 1935, as amended, and Executive Order 11246.

GOVERNMENT REGULATION

     Pennzoil's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas operations and economics are affected by changing price control, tax and other laws relating to the petroleum industry and by constantly changing administrative regulations.

     NATURAL GAS ACT, NATURAL GAS POLICY ACT AND NATURAL GAS WELLHEAD DECONTROL ACT. In the past, Pennzoil has been subject to natural gas pricing and sales regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act and the Natural Gas Policy Act of 1978. The Natural Gas Wellhead Decontrol Act of 1989 provided for the phased elimination of all remaining natural gas pricing and sales regulation at the wellhead by January 1, 1993.

     The FERC also regulates natural gas pipeline transportation rates and service conditions which directly affect the revenues received by Pennzoil for its natural gas sales. The FERC's jurisdiction over natural gas transportation is unaffected by the Natural Gas Wellhead Decontrol Act.

     In 1992, the FERC issued Order No. 636, which requires natural gas pipelines to restructure their transportation rates and service conditions to ensure that non-pipeline natural gas merchants are treated on a parity with pipeline natural gas merchants. The implementation of Order No. 636, which occurred prior to the 1993-1994 winter heating season, significantly enhances marketing flexibility of non-pipeline natural gas merchants such as Pennzoil.

     PETROLEUM PRICE CONTROL AND ALLOCATION LAWS. From time to time, the federal government has imposed allocation and price controls upon firms engaged in marketing crude oil and other petroleum products. At the present time, all price and allocation controls on crude oil and other petroleum products have been lifted.

     STATE PRODUCTION REGULATIONS. State statutory provisions often require permits for the drilling of wells and also cover the spacing of wells, the prevention of waste of oil and gas resources, the rates of production, the prevention and cleanup of pollution and other matters.

     CLEAN AIR ACT. Recent amendments to the federal Clean Air Act require, among other things, tighter controls on industrial plants in areas of high air pollution, a tightening of fuel and emission standards for motor vehicles (including certain requirements for reformulated gasoline) and the imposition by the Environmental Protection Agency ("EPA") of tighter controls on sources of hazardous air pollutants. The effect of the Clean Air Act amendments on Pennzoil and other industrial companies is uncertain because most of the Clean Air Act requirements will be implemented through EPA regulations over a period of years. However, it is likely that the EPA requirements as to hazardous air pollutants and auto fuels and emissions will require changes in procedures and equipment in certain of Pennzoil's operations. Such changes could impose material costs on Pennzoil and its operations. In 1993, Pennzoil made capital expenditures of $26.6 million for a diesel, desulphurization and dewaxing project at the Atlas refinery in Shreveport, Louisiana, which was required to meet the new regulations promulgated under the federal Clean Air Act.

     OIL POLLUTION ACT OF 1990. The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill and preparation of an oil spill contingency plan. The effect of OPA '90 on Pennzoil and other offshore oil and gas operators is uncertain because the Minerals Management Service ("MMS") has not yet finalized implementing regulations under OPA '90. Pennzoil cannot predict the final form of the financial responsibility regulations that will be adopted by the MMS, but such regulations have the potential to result in the imposition of material costs on Pennzoil.

     OTHER ENVIRONMENTAL MATTERS. Pennzoil's operations are subject to numerous United States federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and plant safety.

     Pennzoil is also subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Pennzoil adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating and refining remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations. Later changes in initial estimates may be based on additional site investigations, completion of feasibility studies and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and finally the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is sequential, highly influenced by regulatory and community approval processes and subject to ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the state of the process each site is in at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental Matters" for additional information.

     Capital outlays of approximately $70 million have been made by Pennzoil since January 1991 with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $18 million in 1994.

     FRANCHISEE MATTERS. Jiffy Lube is subject to, and devotes substantial efforts to compliance with, a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Although the regulatory environment differs by state, applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Jiffy Lube seeks to comply with applicable regulatory requirements. However, given the scope of Jiffy Lube's business and the nature of franchise regulations, compliance problems can be encountered from time to time.

ITEM 3. LEGAL PROCEEDINGS.

     (a) TAX DISPUTE. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Tax Dispute" and Note 8 of Notes to Consolidated Financial Statements for information regarding a letter and examination report received from the District Director of the Internal Revenue Service in January 1994 that proposes a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

     (b) CURTAILMENT DAMAGE ACTIONS. Reference is made to Note 8 of Notes to Consolidated Financial Statements for information regarding a lawsuit in which Pennzoil has been joined as a defendant for damages allegedly caused by curtailment of deliveries of gas by United Gas Pipe Line Company, a former Pennzoil subsidiary, to its customers.

     (c) EATON V. PENNZOIL COMPANY. In December 1992, two former employees of Pennzoil filed a purported class action suit in the United States District Court for the Southern District of Texas, Galveston Division. The suit alleges that one of Pennzoil's deferred compensation plans had been improperly administered because of the absence of an adjustment under the plan for a significant event occurring in 1988 in determining the value of awards under the plan maturing in 1988 and 1990. The plaintiffs allege breach of contract, common law fraud and breach of fiduciary duty and seek compensatory and consequential damages of $40.0 million and punitive damages of $400.0 million. Pennzoil believes that the plan was administered properly and that the lawsuit is without merit. In October 1993, the court granted Pennzoil's motion for summary judgment. The plaintiffs have appealed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1993 to a vote of security holders.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil (at March 4, 1994). Positions, unless otherwise specified, are with Pennzoil.

     DAVID P. ALDERSON, II (44)
     Group Vice President -- Finance and Treasurer

     CLYDE W. BEAHM (56)
     Group Vice President -- Franchise Operations

     LINDA F. CONDIT (46)
     Corporate Secretary

     JOHN L. DAVIS (46)
     Group Vice President -- Sulphur

     THOMAS M. HAMILTON (50)
     Group Vice President -- Oil and Gas

     TERRY HEMEYER (55)
     Group Vice President -- Administration
     J. HUGH LIEDTKE (72)(1)
     Chairman of the Board

     MARK A. MALINSKI (38)
     Group Vice President -- Accounting and Controller

     JAMES L. PATE (58)(1)
     President and Chief Executive Officer

     WILLIAM M. ROBB (49)
     Group Vice President -- Products Manufacturing

     JAMES W. SHADDIX (47)
     General Counsel

     WILLIAM E. WELCHER (61)
     Group Vice President -- Products Marketing

- ---------------

 (1) Director of Pennzoil and member of Executive Committee.

     (b) Officers are appointed annually to serve for the ensuing year or until their successors have been appointed. Officers listed above have held their present offices for at least the past five years except for those named below, who have had the business experience indicated during that period. Positions, unless specified otherwise, are with Pennzoil.

DAVID P. ALDERSON, II -- Group Vice President -- Finance since February 1992 and
  Treasurer since August 1989. Senior Vice President -- Finance from March 1990 to February 1992. Assistant Treasurer prior thereto.

CLYDE W. BEAHM -- Group Vice President -- Franchise Operations since July 1992.
  Executive Vice President -- Franchise Operations from February 1992 to July 1992. Senior Vice President -- Franchise Operations from May 1991 to February 1992. Vice President -- Quick Lube Operations from November 1989 to May 1991. Assistant Vice President -- Wholesale Market Development of Western Auto Supply Company's wholesale supply division prior thereto.

LINDA F. CONDIT -- Corporate Secretary since March 1990. Director -- Treasury
  Operations prior thereto.

JOHN L. DAVIS -- Group Vice President -- Sulphur since June 1991. Senior Vice
  President -- Pennzoil Sulphur Company from June 1990 to June 1991. Vice President -- Legal of Pennzoil Sulphur Company prior thereto.

THOMAS M. HAMILTON -- Group Vice President -- Oil and Gas since December 1991.
  Chief Executive -- Frontier and International Operating Company of BP Exploration from September 1989 to June 1991. General Manager -- East Asia, Australia and Latin America of BP Exploration prior thereto.

TERRY HEMEYER -- Group Vice President -- Administration since February 1992.
  Senior Vice President -- Administration from March 1990 to February 1992. Vice President -- Public Affairs prior thereto.

MARK A. MALINSKI -- Group Vice President -- Accounting since February 1992 and
  Controller since March 1990. Senior Vice President -- Accounting from March 1990 to February 1992. Corporate Secretary prior thereto.

JAMES L. PATE -- President and Chief Executive Officer since March 1990. Chief
  Operating Officer from February to March 1990 and Executive Vice President from July 1989 to March 1990. Senior Vice President -- Finance and Treasurer prior thereto.

WILLIAM M. ROBB -- Group Vice President -- Products Manufacturing since October
  1992. Executive Vice President -- Manufacturing of Pennzoil Products Company prior thereto.

JAMES W. SHADDIX -- General Counsel since March 1990. Assistant General Counsel prior thereto.

WILLIAM E. WELCHER -- Group Vice President -- Products Marketing since October
  1992. Executive Vice President -- Marketing of Pennzoil Products Company prior thereto.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The following table shows high and low sales prices for the common stock of Pennzoil as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded and dividends paid per share for the calendar quarters indicated. The common stock is also listed for trading on the Pacific Stock Exchange, as well as the Toronto, London and Swiss stock exchanges.

                                                 1993                            1992
                                      -----------------------------   -----------------------------
                                        MARKET PRICE                    MARKET PRICE
                                      ----------------                ----------------
             QUARTER ENDED             HIGH      LOW      DIVIDENDS    HIGH      LOW      DIVIDENDS
    --------------------------------  ------    ------    ---------   ------    ------    ---------
    March 31........................  $59.00    $49.38      $  .75    $56.50    $43.13      $  .75
    June 30.........................  $65.75    $56.88      $  .75    $50.38    $43.50      $  .75
    September 30....................  $70.75    $60.50      $  .75    $55.25    $44.00      $  .75
    December 31.....................  $66.25    $52.00      $  .75    $57.50    $48.00      $  .75

     Pennzoil has paid quarterly dividends for 70 consecutive years.

     As of December 31, 1993, Pennzoil had 20,590 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                           YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------
                                              1993       1992       1991       1990       1989
                                             -------    -------    -------    -------    -------
                                              (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $2,782.4   $2,356.7   $2,314.8   $2,366.7   $2,329.8
Income (loss) from
  Continuing operations....................  $  160.3   $   17.4   $   40.1   $   93.8   $  235.5
  Discontinued operations (1)..............     --          11.7       29.9      --        (132.0)
  Extraordinary items (2)..................     (18.4)     (16.6)     --         --         --
  Cumulative effect of change in accounting
     principle (3).........................     --         115.7      (49.0)     --         --
                                              -------    -------    -------    -------    -------
Net income.................................  $  141.9   $  128.2   $   21.0   $   93.8   $  103.5
Earnings (loss) per share
  Continuing operations....................  $   3.80   $    .43   $    .99   $   2.37   $   6.06
  Discontinued operations (1)..............     --           .29        .74      --         (3.64)
                                              -------    -------    -------    -------    -------
  Earnings per share before extraordinary
     items and cumulative effect of change
     in accounting principle...............  $   3.80   $    .72   $   1.73   $   2.37   $   2.42
  Extraordinary items (2)..................      (.44)      (.41)     --         --         --
  Cumulative effect of change in accounting
     principle (3).........................     --          2.85      (1.21)     --         --
                                              -------    -------    -------    -------    -------
          Total............................  $   3.36   $   3.16   $    .52   $   2.37   $   2.42
Dividends per common share.................  $   3.00   $   3.00   $   3.00   $   3.00   $   3.00
Total assets...............................  $4,886.2   $4,457.2   $5,108.0   $5,262.5   $4,882.0
Long-term debt, including current
  maturities, and capital lease
  obligations..............................  $2,077.8   $2,031.7   $2,321.7   $2,467.5   $1,790.2
Preference common stock....................  $ --       $ --       $ --       $ --       $  257.1
Total shareholders' equity.................  $1,505.8   $1,180.2   $1,164.1   $1,251.6   $1,282.0

- ---------------

 (1) Reference is made to Note 11 of Notes to Consolidated Financial Statements.

 (2) Reference is made to Note 3 of Notes to Consolidated Financial Statements.

 (3) Reference is made to Notes 2 and 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Industry Segment Financial Information included in
Item 1, Business and Item 2, Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

RESULTS OF OPERATIONS

     Net income for 1993 was $141.9 million, or $3.36 per share, compared with net income of $128.2 million, or $3.16 per share, for 1992 and $21.0 million, or $.52 per share, for 1991. In November 1993, Pennzoil sold 8,158,582 shares of Chevron Corporation ("Chevron") common stock in a block trade on the New York Stock Exchange ("NYSE") for a net price of $88.38 per share. The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     In September 1993, Pennzoil called for redemption an aggregate of $292.5 million principal amount of indebtedness. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $13.7 million ($21.1 million before tax), or $.33 per share, in the third quarter of 1993. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted, establishing a new 35% corporate income tax rate effective January 1, 1993. As a result of the increase in the marginal income tax rate and other tax law changes, Pennzoil recorded a one-time, non-cash charge of approximately $16 million, or $.38 per share, in the third quarter of 1993 to adjust its deferred income tax liabilities and assets for the effect of the change in income tax rates.

     In June 1993, Pennzoil called for redemption $96.1 million principal amount of indebtedness (which redemption occurred in July 1993). The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $4.7 million ($7.2 million before tax), or $.12 per share, in the second quarter of 1993. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     In December 1992, Pennzoil announced its decision to change its method of accounting for income taxes by adopting the new requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective as of January 1, 1992. As a result, Pennzoil recognized an increase to net income of $119.1 million in 1992. Of this amount, $115.7 million, or $2.85 per share, is reported as the one-time cumulative effect on prior year results. The remaining $3.4 million, or $.08 per share, reflects the impact of adoption of this standard on 1992 income from continuing operations.

     In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator Products Company ("Purolator"). Pennzoil recorded a net gain on the disposition of Purolator of $1.5 million, or $.04 per share, in the fourth quarter of 1992. Reference is made to "-- Discontinued Operations" and Note 11 of Notes to Consolidated Financial Statements for additional information.

     In December 1992, Pennzoil called for redemption $272.9 million principal amount of indebtedness (which redemption occurred in February 1993). As of December 31, 1992, this indebtedness was defeased by placing funds required for the redemption with the trustee for the indebtedness. As a result, the funds deposited with the trustee for the redemption of the debentures and the principal amount of the indebtedness are not reflected in Pennzoil's consolidated balance sheet at December 31, 1992. The premiums and related unamortized discount and debt issue costs relating to this redemption resulted in an extraordinary charge of $16.6 million ($25.2 million before tax), or $.41 per share, in the fourth quarter of 1992. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     In December 1991, Pennzoil announced its decision to change its method of accounting for postretirement benefit costs other than pensions by adopting the new requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1991. As a result, Pennzoil recorded a charge of $49.0 million (including $11.4 million related to Purolator), or $1.21 per share, in the first quarter of 1991 to reflect the cumulative effect of the change in accounting principle for periods prior to 1991. In addition to the cumulative effect, Pennzoil's 1991 postretirement health care and life insurance costs increased $1.7 million, or $.04 per share, as a result of adopting the new standard.

     Net income for 1991 was increased by adjustments of approximately $27.6 million, or $.68 per share, required to reclassify Purolator from a discontinued operation to a continuing operation as a result of Pennzoil's 1991 decision to retain Purolator. Reference is made to Note 11 of Notes to Consolidated Financial Statements for additional information.

     Investment and other income for 1993 primarily represents a gain on the sale of 8,158,582 shares of Chevron common stock and dividend income from Pennzoil's investment in Chevron common stock. Investment and other income for 1992 and 1991 primarily represents dividend income from Pennzoil's investment in Chevron common stock. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of common stock of Chevron. As of December 31, 1993, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock, which is classified as non-current marketable securities and other investments in the accompanying consolidated balance sheet. Reference is made to "-- Capital Resources and Liquidity" for additional information.

OIL AND GAS

     Operating income for the oil and gas segment was $159.2 million, compared with operating income of $134.7 million in 1992 and $48.6 million in 1991, reflecting the inclusion of a full year of results of Pennzoil Petroleum Company ("Pennzoil Petroleum"). Gas and liquids volume increases along with higher gas prices and gains on asset sales were primarily responsible for the increase in operating income. These increases were partially offset by lower crude oil prices, generally higher expenses associated with the higher level of activity within the oil and gas segment and higher exploration expenses described below.

     In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock has been accounted for using the purchase method of accounting, and Pennzoil Petroleum's results of operations subsequent to October 30, 1992 have been included in Pennzoil's oil and gas segment results. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     During the four-month period between the "effective date" and the closing date of the transaction, Chevron continued operation of the Pennzoil Petroleum oil and gas properties and, immediately prior to closing, contributed $57.4 million in cash to Pennzoil Petroleum (for the benefit of Pennzoil), representing the cash flow from Pennzoil Petroleum's operations during this four-month period, less production costs, provisions for taxes and approximately $11 million of nonrecurring closing adjustments. As a result of an audit completed during 1993, Chevron contributed an additional $9.9 million in cash to Pennzoil Petroleum, representing an adjustment to the initial $57.4 million cash contribution made by Chevron to Pennzoil Petroleum prior to closing. This additional contribution from Chevron was accounted for as an adjustment to the original purchase price of Pennzoil Petroleum.

     Natural gas produced for sale in 1993 was 649,399 Mcf per day, compared with 447,561 Mcf per day and 400,960 Mcf per day in 1992 and 1991, respectively. Natural gas prices averaged $2.04 per Mcf in 1993 compared to $1.81 per Mcf in 1992 and $1.54 per Mcf in 1991. Liquids volumes in 1993 were 64,273 barrels per day, compared to 39,462 and 30,897 barrels per day in 1992 and 1991, respectively. The average liquids price received in 1993 dropped to $14.90 per barrel compared with $16.95 per barrel in 1992 and $18.30 per barrel in 1991.

     The results of operations from Pennzoil's oil and gas segment are subject to volatility resulting from changes in crude oil and natural gas prices. Pennzoil has used in the past, and may use in the future, a limited price risk management strategy to provide protection against temporary declines in domestic natural gas prices. To date, these price risk management activities have encompassed no more than 3% of Pennzoil's total annual natural gas production.

     During 1993, Pennzoil recorded $34.9 million in gains on sales of assets, primarily oil and gas producing properties. Proceeds from these asset sales were $87.5 million. These properties were categorized as noncore properties as a part of Pennzoil's continuing assessment of its domestic oil and gas properties, which commenced early in 1992. These properties, while constituting a significant number of fields, were, as a whole, immaterial to Pennzoil. Management estimates that Pennzoil's proved reserves at December 31, 1993 were reduced by approximately 13.7 million barrels of proved oil equivalents, or less than 3% of Pennzoil's proved reserves, as a result of these sales. Pennzoil intends to continue disposal of noncore properties during 1994, with the proceeds from these sales intended for reinvestment in or reallocation to Pennzoil's core properties.

     Expenses associated with exploration activities in 1993 increased to $70.7 million compared with $11.7 million in 1992 and $47.3 million in 1991. This increase was due to a $46.9 million charge for impairments of unproved offshore property costs, primarily in the Mobile Bay area, and an increase in geological and geophysical expenses of $12.9 million over 1992 associated with an increase in Pennzoil's domestic exploration and development activity and the continuing assessment of its domestic oil and gas properties. In the early stages of this assessment, Pennzoil curtailed domestic exploration activity and, as a result, reduced its 1992 capital budget related to both exploration and development activity and geological and geophysical expenses. As this assessment has progressed, more exploration and development activity has occurred in and around core areas. As a result, both domestic capital expenditures and geological and geophysical expenses for 1993 have more than doubled from the previous year as new opportunities were evaluated and exploration and development programs were implemented.

     Depreciation, depletion and amortization expense in 1993 included a charge of $17.7 million to increase an impairment reserve originally established in 1988 related to Pennzoil's net investment in offshore California producing properties. Generally lower offshore California oil price forecasts in the fourth quarter, led management to determine that an additional impairment was necessary.

     Internationally, Pennzoil in 1992 announced agreements for the exclusive right to negotiate with the Azerbaijan Republic and the State Oil Company of the Azerbaijan Republic ("SOCAR") to develop the Guneshli Field offshore Azerbaijan in the southern portion of the Caspian Sea. In May 1993, the Azeri government announced its intention to jointly develop, under a unified development plan, three fields (the Guneshli, Chirag and Azeri Fields) then under negotiation with western oil companies. In October 1993, the group of eight western oil companies, including Pennzoil, entered into an Area of Mutual Interest ("AMI") agreement that reaffirmed the equity distribution among the companies set out in a Declaration of Unitization previously signed by the western oil companies and SOCAR and established the basis for the companies' development of the three-field unit. Subsequently, during October 1993, the Azeri government elected to withdraw the Guneshli Field from the unit to be developed by the western oil companies and develop the Guneshli Field on its own. Under the terms of the AMI agreement, Pennzoil and Ramco Energy Ltd. of Scotland will have a 17% working interest in any development of the three fields by the western oil companies party to the AMI agreement, including the current two-field unit composed of the Chirag and Azeri Fields.

     Also in Azerbaijan, Pennzoil continued work on a comprehensive gas gathering and compression system during 1993. This project is designed to capture, compress and transport to shore approximately 150 million cubic feet per day of gas presently being vented from the Guneshli Field. The gas utilization project accounted for approximately $98 million of the $361 million in capital expenditures for the oil and gas segment in 1993. Pennzoil has signed a gas utilization agreement with SOCAR that provides for recovery of Pennzoil's costs incurred in connection with the gas utilization project by payment in hard currency or oil or petroleum products or by a credit against a signature bonus for the first exploration, exploitation and/or development contract entered into between Pennzoil and SOCAR in Azerbaijan. The gas utilization project should be completed during the first quarter of 1994. Pennzoil's total investment related to its Azerbaijan activities, including the gas utilization project, was $116 million as of December 31, 1993.

     Capital expenditures for the oil and gas segment in 1993 were $360.5 million compared to $93.8 million in 1992, excluding expenditures related to Pennzoil's acquisition of Pennzoil Petroleum, and $177.9 million in 1991. Total capital expenditures for this segment in 1994 are estimated to be $223.9 million, net of expected recoveries from the gas utilization project in Azerbaijan. Reference is made to "-- Capital Resources and Liquidity" for additional information.

MOTOR OIL & AUTOMOTIVE PRODUCTS

     Operating income in 1993 for this segment was $90.0 million, compared with $77.9 million in 1992 and $108.3 million in 1991. Higher income in the marketing division in 1993 resulted primarily from higher domestic motor oil margins, which increased by approximately 6% due to lower crude oil prices in 1993. Domestic motor oil volumes were about even with 1992 but 4% higher than 1991 (lower 1991 volumes were the result of a recessionary decrease in total market demand). Domestic motor oil margin gains in 1993 were partially offset by higher advertising and selling expenditures. International motor oil and other lubricating product volumes increased 25% when compared to 1992 and 51% when compared to 1991. The revenue increases resulting from the higher international motor oil volumes were partially offset by higher selling and depreciation expenses. Higher income in the manufacturing division in 1993 was the result of higher refining and specialty product margins. Higher refining margins were due to higher fuels and other light product margins and higher base oil margins, all resulting from lower crude prices. Total processed volume at the refineries of 59,222 barrels per day was 767 barrels per day higher than 1992 but 2,683 barrels per day lower than 1991. The lower volumes in 1993 and 1992 were primarily due to major maintenance turnarounds. Higher refinery operating and maintenance expenses slightly offset the increased margin. Income from the specialty products Penreco division was up 47% in 1993 due to higher volumes and margins coupled with a division-wide focus on reducing operating expenses.

     The profitability of Pennzoil's refineries is directly affected by the supply and price of the grade and quality of crude oil purchased or otherwise obtained for refinery throughput. Because of shortages in the supply of crude oil meeting the unique grade and quality requirements for each of Pennzoil's refineries, and possible declining refinery margins resulting from such shortages, Pennzoil continually considers and evaluates crude oil supply arrangements for each of its refineries and the corresponding impact on the operating profitability of the affected refineries. In response to these crude oil supply shortages, Pennzoil is evaluating, among other things, the feasibility of increasing production from nearby fields and the possible reduction or consolidation of refinery operations. The magnitude and timing of crude oil supply shortages, and the resultant impact on Pennzoil's operating results and business operations, cannot be predicted with accuracy.

     Capital expenditures for the motor oil and automotive products segment were $71.5 million in 1993, $35.8 million in 1992 and $32.3 million in 1991. The 1993 expenditures included $26.6 million for a diesel desulphurization and dewaxing project at the Atlas Processing Company ("Atlas") refinery in Shreveport, Louisiana, required to meet the new standards of the Clean Air Act. Also included were expenditures of $6.3 million for a feasibility study for a state-of-the-art base oil plant to be built as a joint venture and $4.8 million for the acquisition of property, plant and equipment of a blending plant in Spain (acquired in the first quarter of 1993). Total capital expenditures for this segment in 1994 are estimated to be $59.1 million.

FRANCHISE OPERATIONS

     The operating loss from franchise operations during 1993 was $17.6 million, compared with an operating loss of $13.4 million in 1992 and an operating loss of $7.8 million in 1991. Operating results for 1993 include a charge of $10.0 million for estimated costs associated with centers that Jiffy Lube International, Inc. ("Jiffy Lube") has decided to eliminate. Jiffy Lube has determined that these centers are not viable as company-operated centers and has been unsuccessful in subleasing many of these centers for alternative uses. This provision for estimated costs takes into consideration the present value of future lease obligations related to operating leases (less estimated sublease rental revenue of existing subleases) and the estimated fair value of land, buildings, leaseholds and leasehold improvements. Additionally, 1993 results include approximately $12.7 million for the settlement of certain litigation, estimated environmental costs and write-downs of other individually insignificant investments to reflect Jiffy Lube's estimate of the net realizability of those investments. The decline in operating results in 1992 as compared to 1991 was due in part to increased selling, general and administrative expenses incurred in connection with the settlement of certain litigation ($6.8 million in 1992 compared to $1.1 million in 1991) and increased start-up expenses incurred in association with the development and installation of a new point-of-sale system ($2.6 million in 1992 compared to $1.1 million in 1991). As of December 31, 1993, Jiffy Lube operated 410 service centers, of which 19 are currently held for resale.

     Systemwide service center sales reported to Jiffy Lube for the year ended December 31, 1993 increased $39 million, or approximately 8%, to $539 million, compared with the prior year and increased $64 million, or approximately 13%, compared with 1991. Average ticket prices increased to $33.60 for the year ended December 31, 1993, compared with $33.23 and $32.15 for the years ended December 31, 1992 and 1991, respectively.

     During the year ended December 31, 1993, Jiffy Lube acquired 70 centers with estimated values of $15.8 million and real estate with estimated values of $.9 million in exchange for cash of $12.2 million, forgiveness of amounts due Jiffy Lube of $.9 million, liabilities assumed of $.5 million, debt assumed of $.4 million and real estate valued at $1.6 million. During the year ended December 31, 1992, Jiffy Lube acquired 104 service centers with estimated values of $29.7 million in exchange for cash of $16.7 million, forgiveness of amounts due Jiffy Lube of $2.8 million, liabilities assumed of $8.7 million and debt issued of $1.5 million. During the year ended December 31, 1991, Jiffy Lube acquired 106 service centers with estimated values of $31.9 million in exchange for cash of $13.3 million, forgiveness of amounts due Jiffy Lube of $6.3 million, liabilities assumed of $11.5 million and debt issued of $6.5 million.

     Capital expenditures for the franchise operations segment were $21.7 million in 1993, compared to $25.8 million and $4.9 million in 1992 and 1991, respectively. Capital expenditures for 1994 are estimated to be approximately $14.5 million.

SULPHUR

     The operating loss from this segment was $20.8 million in 1993, down from $1.0 million of operating income earned in 1992 and from $42.7 million of operating income reported in 1991. The decrease in operating income in the sulphur segment during 1993 was primarily attributable to reduced sales volumes and sharply lower prices received for sulphur during 1993. The average Green Markets Tampa Recovered Contract Price range for sulphur in 1993 had a mid-point of $64.00 per long ton, which was approximately 26% below the 1992 mid-point and 44% below the mid-point in 1991. A downturn related to aggressive pricing by Canadian and U.S. recovered sulphur producers began in mid-1991, with average mid-point prices falling by $77.00 per ton from a weekly high of $131.00 in June 1991 to a weekly low of $54.00 in December 1993.

     During 1993, sulphur sales volumes were 1.1 million long tons, a decrease of approximately 37% and 46% from 1992 and 1991 levels, respectively, due to reduced market share resulting from lower priced imports from Canada and increased recovered production domestically. Consumption of sulphur in North America was also estimated to be down one million tons due to lower phosphate exports. Sales volume commitments from certain Pennzoil customers have also been reduced or eliminated, including the elimination of commitments in the second half of 1992 from a customer accounting for approximately 10% of annual sulphur sales.

     In October 1993, Pennzoil announced intended capital expenditures of approximately $7.4 million to modify the process of heating recycled mine water for reinjection into the production zone at the Culberson mine and the replacement of inefficient steam turbines with a gas-fired turbine. The modification resulted in a one-time charge of approximately $3.6 million for the write-off of obsolete property, plant and equipment. In addition, Pennzoil Sulphur Company began a work force reduction program in 1993, which resulted in a fourth quarter charge of $3.2 million. Annual expense savings at current production rates as a result of these actions are estimated at $12 million.

     Pennzoil announced a voluntary workforce reduction for the sulphur segment effective in September 1992 and an involuntary workforce reduction program at two locations in October 1992. These measures resulted in one-time charges of $1.3 million and $1.1 million, respectively, and estimated cost reductions of $2.2 million and $3.2 million annually.

     So long as sulphur prices and volumes remain at current levels, operating results in the sulphur segment will continue to be adversely affected, and the sulphur segment will likely generate an operating loss. The magnitude and timing of the actual effect on operating results of any future sulphur price fluctuation cannot be accurately predicted.

     A significant portion of Pennzoil's sulphur sales is made to United States phosphate fertilizer producers who sell in both domestic and foreign agricultural markets. Domestic agricultural markets typically peak during spring and fall planting seasons, which are in the first and third quarters of the year. Foreign markets are also cyclical, but seasonal variations among individual foreign countries tend to offset each other.

     Capital expenditures for the sulphur segment were $2.3 million in 1993, compared with $2.9 million and $7.0 million in 1992 and 1991, respectively. Total capital expenditures for this segment in 1994 have been budgeted at $6.2 million.

OTHER

     Other operating income for 1993 was $253.7 million, compared to $88.2 million in 1992 and $127.8 million in 1991. The higher level of other income in 1993 was primarily due to the gains on the sales of shares of Chevron common stock of $171.6 million and Pogo Producing Company common stock of $10.5 million. Dividend income on the Chevron common stock was $60.2 million for 1993, $95.7 million for 1992 and $107.0 million for 1991.

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and Other Income, Net" which consists of the following:

                                                            1993         1992         1991
                                                          --------     --------     --------
                                                               (EXPRESSED IN THOUSANDS)

    Interest income....................................   $ 11,002     $  8,050     $ 22,547
    Dividend income....................................     60,496       95,722      106,963
    Realized gains on sales of marketable securities
      and other investments............................    182,057          298           --
    Gains on sales of assets...........................     35,222        3,198        1,631
    Settlements and refunds............................        824        3,501       11,422
    Other income.......................................     15,299       23,239       13,956
                                                          --------     --------     --------
                                                          $304,900     $134,008     $156,519
                                                          --------     --------     --------
                                                          --------     --------     --------

     Substantially all interest and dividend income is from marketable securities and other cash investments.

INTEREST CHARGES, NET

     During 1993, Pennzoil's interest charges, net of interest capitalized, decreased $45.1 million over 1992 levels. This decrease is primarily due to a decrease in the average amount of debt outstanding and lower average interest rates during 1993 compared to 1992. In addition, interest expense for 1991 includes $3.7 million in interest payments related to federal income tax paid on a portion of the $3.0 billion settlement received by Pennzoil from Texaco, Inc. ("Texaco") in 1988 in settlement of certain litigation. Reference is made to "-- Capital Resources and Liquidity -- Investment in Chevron Corporation" for additional information.

                                                              YEAR ENDED DECEMBER 31
                                                      --------------------------------------
                                                        1993           1992           1991
                                                      --------       --------       --------
                                                             (EXPRESSED IN THOUSANDS)

    Interest expense...............................   $190,968       $233,360       $253,943
    Less: Interest capitalized.....................     11,420          8,731         10,447
                                                      --------       --------       --------
                                                      $179,548       $224,629       $243,496
                                                      --------       --------       --------
                                                      --------       --------       --------

DISCONTINUED OPERATIONS

     In early 1990, Pennzoil decided to sell or otherwise dispose of Purolator. In connection with this decision, Pennzoil recorded a 1989 fourth quarter write-down of $125.0 million to reflect the estimated loss to be incurred from the then anticipated sale or other disposition of Purolator's filtration products operations, including estimated future costs and operating results from the segment until the date of disposition.

     In August 1991, Pennzoil concluded that, because of Purolator's improved performance, the intrinsic value of Purolator could be more effectively realized by retaining Purolator. Accordingly, Pennzoil reclassified Purolator's net assets and results of operations for all periods as part of continuing operations. As a result of Pennzoil's decision to retain Purolator, the remaining reserve of $115.7 million for the estimated loss on the disposition of Purolator originally established in the fourth quarter of 1989 was reversed. Concurrent with the reversal of the reserve, Pennzoil recorded, during the third quarter of 1991, a provision of $108.0 million ($88.0 million after tax) to reflect losses due to asset impairment and other identified liabilities related to Purolator.

     In October 1992, as a result of Pennzoil's conclusion that disposal of Purolator's filtration products operations would enhance Pennzoil's efforts to focus on its strategic businesses and to reduce indebtedness, Purolator filed a registration statement pursuant to which Pennzoil offered to the public all shares of Purolator stock held by Pennzoil. Accordingly, Purolator's net assets and results of operations for all periods have been reclassified as discontinued operations for financial reporting purposes. In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator. The total amount received by Pennzoil, prior to the payment of expenses, from the net proceeds of the offerings and the repayment of indebtedness by Purolator was $206.0 million. Pennzoil also expects to receive a tax refund of approximately $23 million as a result of the transaction. Pennzoil recorded a net gain on the disposition of Purolator stock of $1.5 million, or $.04 per share, in the fourth quarter of 1992.

     Reference is made to "-- Capital Resources and Liquidity -- Environmental Matters" and Note 8 of Notes to Consolidated Financial Statements for information concerning an environmental indemnification agreement between Pennzoil and Purolator entered into in connection with Pennzoil's disposition of Purolator.

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Pennzoil had cash and cash equivalents and current marketable securities and other investments of $946.6 million and $20.7 million at December 31, 1993 and 1992, respectively. Cash flow generated from operations, net proceeds from the sale of 8.2 million shares of Chevron common stock and proceeds from the sale of assets totaled approximately $1.1 billion. These funds were primarily used for the payment of cash dividends ($126.2 million) and for capital expenditures ($475.0 million).

     INVESTMENT IN CHEVRON CORPORATION. As of December 31, 1993, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock at an average cost of $67.36 per share with approximately $2.2 billion of the net proceeds from the Texaco settlement. In anticipation of not reinvesting in excess of $2.2 billion of the original $3.0 billion of proceeds from the Texaco settlement in property that is similar or related in service or use to the property involuntarily converted by Texaco, Pennzoil paid $13.2 million in federal income tax and $3.7 million in related interest in 1991 in addition to payments of $120.4 million in federal income tax and $17.6 million in related interest made during 1990. The interest payments are included in interest expense for 1991 and 1990, respectively. Provision for the income tax was previously made when the proceeds from the Texaco settlement were received in 1988. Reference is made to
Note 8 of Notes to Consolidated Financial Statements for additional information.

     In April 1991, Chevron increased the amount of quarterly dividends paid to holders of its common stock from $.775 per share to $.825 per share, and, in January 1993, Chevron announced an increase in the amount of quarterly dividends paid to holders of its common stock from $.825 per share to $.875 per share. In January 1994, Chevron announced an increase in the amount of quarterly dividends paid to holders of its common stock from $.875 per share to $.925 per share. At March 4, 1994, the closing price for Chevron common stock on the NYSE was $88.25 per share.

     In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all capital stock of Pennzoil Petroleum, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock has been accounted for using the purchase method of accounting, and Pennzoil Petroleum's results subsequent to October 30, 1992 are included in Pennzoil's oil and gas segment results.

     In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the NYSE for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net gain of $137.0 million ($171.6 million before tax), or $3.25 per share. The tax liability resulting from the sale of shares of Chevron common stock has been reduced by $25.5 million as a result of the utilization of a net operating loss carryforward. Realization of the net operating loss carryforward resulted in the reversal of a valuation allowance related to the deferred tax asset. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information.

     EXCHANGEABLE DEBENTURES. In 1993, Pennzoil completed public offerings of $402.5 million principal amount of its 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and $500.0 million principal amount of its 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"). The 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock owned by Pennzoil at exchange rates of 11.887 shares and 8.502 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $84 1/8 per share and $117 5/8 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable. Pennzoil has deposited 9,035,518 shares of Chevron common stock deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures with exchange agents.

     Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the 9,035,518 shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     From the proceeds from the sale in January 1993 of the 6 1/2% Debentures, Pennzoil in March 1993 redeemed $223.4 million principal amount of indebtedness (including $80.1 million of Pennzoil's 12 1/8% and 12 1/4% debentures due 2007, $100.0 million of Pennzoil's 9 1/8% notes due 1996 and $43.3 million of Pennzoil's 9% debentures due 2001). The call premiums and related unamortized net premiums and debt issue costs relating to the redemption of these series of indebtedness resulted in a charge of $1.4 million, net of tax, or $.02 per share, for the first quarter of 1993. Also with such proceeds, approximately $23.3 million of additional indebtedness has been retired, repaid or repurchased in 1993 and $100.0 million principal amount of Pennzoil's 9% notes was retired upon maturity in May 1993. From the proceeds from the sale of the 4 3/4% Debentures, Pennzoil in October 1993 reduced its borrowings outstanding under its unsecured revolving credit facility.

     ASSESSMENT OF OIL AND GAS PROPERTIES. Pennzoil is continuing its assessment of its domestic oil and gas properties commenced in early 1992. This assessment has resulted in, and is expected to continue to result in, the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas. In the early stages of this assessment, Pennzoil curtailed domestic exploration and development activity and, as a result, reduced its 1992 capital expenditures for domestic exploration and development by approximately one-half, excluding expenditures related to Pennzoil's acquisition of Pennzoil Petroleum. This ongoing assessment now includes the properties added in October 1992 as a result of the acquisition of Pennzoil Petroleum, which has created additional core areas and enhanced other core areas. With respect to properties to date categorized as noncore, Pennzoil sought to dispose of certain of these properties during 1992, and Pennzoil responded to inquiries from third parties with respect to other of these properties. As a result, Pennzoil disposed of approximately $35 million of these noncore properties and fields during 1992. No significant gain or loss was realized as a result of these dispositions. Pennzoil began 1993 with interests in approximately 800 producing fields owning small working interests and/or insignificant reserves in the majority of these fields. The successful first step in an asset highgrading program resulted in the disposal of approximately 300 of these fields representing less than 3% of the total value of Pennzoil's proved oil and gas reserves. Pennzoil realized gains of $34.9 million from these asset sales on total proceeds of $87.5 million. In addition, four asset swaps were finalized during 1993 to increase working interests in core Gulf of Mexico fields. Pennzoil intends to continue disposal of noncore properties during 1994 with the proceeds from these sales intended for reinvestment in or reallocation to Pennzoil's core properties.

     CREDIT FACILITIES. In August 1993, Pennzoil entered into an amended and restated credit facility with a group of banks that provides for up to $600.0 million of unsecured revolving credit borrowings through August 19, 1994, with any outstanding borrowings on such date being converted into a term credit facility terminating on September 1, 1995. A facility fee of .15% per annum is payable on the aggregate amount of the banks' commitments. This amended and restated credit facility replaces and supersedes the previous revolving credit facilities of Pennzoil and Pennzoil Exploration and Production Company. Borrowings under the facility totaled $195.0 million and $200.0 million at December 31, 1993 and March 1, 1994, respectively.

     During 1993, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $150.0 million to $250.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $249.4 million and $247.1 million at December 31, 1993 and March 1, 1994, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $183.6 million at December 31, 1993 and $193.9 million at March 1, 1994. None of the banks has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings under these credit arrangements.

     OTHER REDEMPTIONS OF INDEBTEDNESS. In December 1992, Pennzoil called for redemption $272.9 million principal amount of indebtedness (including $250.0 million of Pennzoil's 10 5/8% debentures due 2018 and $22.9 million of Pennzoil's 10% debentures due 2011), using proceeds from the disposition of Purolator, from the disposition of certain oil and gas properties and from cash contributed by Chevron to Pennzoil Petroleum for the benefit of Pennzoil. The redemptions were completed in February 1993. As of December 31, 1992, this indebtedness was defeased by placing funds required for the redemption with the trustee for the indebtedness. As a result, the funds deposited with the trustee for the redemption of the debentures and the principal amount of the indebtedness are not reflected in Pennzoil's consolidated balance sheet at December 31, 1992. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $16.6 million ($25.2 million before tax), or $.41 per share, in the fourth quarter of 1992.

     In June 1993, Pennzoil called for redemption $96.1 million principal amount of indebtedness (including $66.1 million of Pennzoil's 10% debentures due 2011 and $30.0 million of Pennzoil's 10 1/8% debentures due 2011). The redemptions were completed in July 1993. The funds used for these redemptions were obtained from (i) the cash proceeds from the completed sale of a subsidiary holding Pennzoil's Indonesian gold properties in January 1993, (ii) the cash proceeds from the sale in March 1993 of common stock of Pogo Producing Company held by Pennzoil and (iii) the cash payments received from Chevron from and as a result of the net cash flows from operations of the oil and gas properties of Pennzoil Petroleum through March 31, 1993. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $4.7 million, net of tax, or $.12 per share, in the second quarter of 1993.

     In September 1993, Pennzoil called for redemption $292.5 million principal amount of indebtedness (including $120.0 million of Pennzoil's 10 1/8% debentures due 2011, $111.0 million of Pennzoil's 10% debentures due 2011 and $61.5 million of Pennzoil's 9% debentures due 2017). The redemptions were completed in November 1993. The funds used for these redemptions were primarily obtained from the net proceeds from the sale in September 1993 of 5,000,000 shares of Pennzoil common stock. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $13.7 million, net of tax, or $.33 per share, in the third quarter of 1993.

     In November 1993, Pennzoil redeemed $24.0 million principal amount of indebtedness (including $21.3 million of Pennzoil's 8 3/8% and 8 5/8% debentures due 1996 and $2.7 million of Pennzoil's 8 3/4% debentures due 2001). No significant gain or loss resulted from these early retirements.

     TAX DISPUTE. In January 1994, Pennzoil received a letter and examination report from the District Director of the Internal Revenue Service ("IRS") that proposes a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. The examination report proposes two principal adjustments with which Pennzoil disagrees.

     The first adjustment challenges Pennzoil's position under Section 1033 of the Internal Revenue Code that (i) at least $2.2 billion of the $3.0 billion cash payment received from Texaco in 1988 in settlement of certain litigation was realized as a result of the involuntary conversion of property and (ii) the shares of Chevron common stock purchased with $2.2 billion of the net Texaco settlement proceeds were similar or related in service or use to the property converted by Texaco. Although these issues have not been resolved, Pennzoil believes that its position is sound, and it intends to contest the proposed adjustment in court unless an acceptable settlement is reached. The proposed tax deficiency relating to this proposed adjustment is $550.9 million, net of available offsets. Pennzoil estimates that the additional after-tax interest on this proposed deficiency would be approximately $234.3 million as of December 31, 1993. If Pennzoil's position is not sustained by the courts, Pennzoil would be required to pay the assessed taxes, plus the accrued interest. Pennzoil's consolidated financial statements do not include an accrual for the interest that would be due in such event.

     The second adjustment proposed by the IRS would permanently capitalize, rather than allow Pennzoil to deduct, approximately $366 million incurred by Pennzoil in 1988 and earlier years for litigation and related expenses in connection with the Texaco settlement, even if it were determined that the entire $3.0 billion is includable in Pennzoil's 1988 taxable income. Pennzoil believes that this proposed adjustment is irrational and capricious and will not be sustained in court. The proposed tax deficiency relating to the disallowance of deductions is $124.6 million, and the estimated additional after-tax interest on this proposed deficiency would be approximately $46.7 million as of December 31, 1993. If the deductions for legal and related expenses were ultimately disallowed, Pennzoil would be required to pay the assessed taxes, plus the accrued interest. Pennzoil's consolidated financial statements do not include an accrual for the taxes that would be assessed as a result of the proposed disallowance of deductions or the related interest that would be due in such event.

     Pennzoil has formally protested the IRS' proposed tax deficiency in writing within the required 30-day time period. The issue has been forwarded to the IRS Appeals Office, which is empowered to settle disputes with taxpayers, taking into account the hazards of litigation. If Pennzoil and the IRS Appeals Office are unable to reach a negotiated resolution of these tax issues, the IRS would forward a letter requiring Pennzoil to pay the assessed taxes, plus the accrued interest, within 90 days, unless Pennzoil files a petition with the United States Tax Court. If Pennzoil were to choose to file suit in the Tax Court, Pennzoil would not pay any taxes unless and until the Tax Court rendered a judgment against Pennzoil, but interest would continue to accrue on any taxes ultimately determined to be due. Alternatively, Pennzoil would be entitled to choose to pay the assessed taxes, plus the accrued interest, and file a claim for a refund in either the United States Court of Claims or the United States District Court for the Southern District of Texas. Paying the assessed taxes would halt the accrual of interest on any taxes finally determined to be owing by Pennzoil. In such event, any refund to Pennzoil would include a refund by the IRS of the prior interest paid by Pennzoil, as well as a payment by the IRS of additional interest accrued on the assessed taxes previously paid by Pennzoil. If litigation is necessary, a case of this kind would normally take several years in the absence of a settlement, which could occur at any stage in the process.

     Pennzoil had cash and cash equivalents and current marketable securities and other investments of $946.6 million at December 31, 1993 and approximately $850 million at March 1, 1994. As a result of these available liquid assets and Pennzoil's available credit facilities, Pennzoil believes that it has the financial flexibility to deal with any eventuality that may occur in connection with the dispute with the IRS, including the possibility of paying the taxes assessed, plus the accrued interest, and suing for a refund if Pennzoil is not able to resolve the disputed matters through discussions with the IRS.

     Deferred income taxes originally resulted from the timing difference in the recognition of the settlement income for tax and financial reporting purposes under the deferred method of accounting for income taxes and not from the accrual of a contingency reserve for taxes due in the event Pennzoil's tax reporting position ultimately were determined to be incorrect. Under the liability method of accounting for income taxes adopted by Pennzoil in December 1992, since the excess of the financial reporting basis over the tax basis of Pennzoil's investment in Pennzoil Petroleum is not expected to result in a future income tax liability, deferred income taxes attributable to the 15,750,000 shares of Chevron common stock exchanged for the stock of Pennzoil Petroleum have been reflected as a reduction of the cost of Pennzoil's investment in Pennzoil Petroleum. Deferred income taxes remain related to the 9,035,518 shares of Chevron common stock currently owned by Pennzoil. Resolution of the tax dispute could result in an increase in the carrying cost of Pennzoil's investment in Pennzoil Petroleum and, therefore, an increase in future depreciation, depletion and amortization expense.

     CAPITAL EXPENDITURES. Total capital expenditures for 1993 were $485.1 million, including $11.4 million of interest capitalized, representing an increase of $322.5 million from comparable 1992 capital expenditure levels.

     The table below summarizes the current 1994 capital budget by segment compared with 1993 and 1992 capital expenditures, excluding expenditures related to Pennzoil's acquisition of Pennzoil Petroleum in 1992. The capital budget is reassessed from time to time, and could, for example, be adjusted to reflect changes in oil and gas prices and other economic factors.

                                                          1994
                                                         BUDGET       1993        1992
                                                         ------      ------      ------
                                                            (EXPRESSED IN MILLIONS)
        Oil and Gas(1).................................  $223.9      $360.5      $ 93.8
        Motor Oil & Automotive Products................    59.1        71.5        35.8
        Franchise Operations...........................    14.5        21.7        25.8
        Sulphur........................................     6.2         2.3         2.9
        Corporate and Other............................     6.6        29.1         4.3
                                                         ------      ------      ------
                                                         $310.3      $485.1      $162.6
                                                         ------      ------      ------
                                                         ------      ------      ------

- ---------------

(1) The 1994 capital expenditures for this segment are net of expected recoveries from the gas utilization project in Azerbaijan.

     Pennzoil currently expects to generate funds for its budgeted 1994 capital expenditures from cash flows from operations, borrowings under its revolving credit facility, available cash, proceeds from future debt issuances or a combination of some or all of the foregoing.

     ENVIRONMENTAL MATTERS. Pennzoil continues to make capital and operating expenditures relating to the environment, including expenditures associated with the compliance with increasing federal, state and local environmental regulations. As they continue to evolve, environmental protection laws are expected to have an increasing impact on Pennzoil's operations. In connection with pollution abatement efforts related to current operations, Pennzoil made capital expenditures of approximately $35 million in 1993. The 1993 expenditures included $26.6 million for a diesel desulphurization and dewaxing project at the Atlas refinery in Shreveport, Louisiana, which was required to meet the new regulations promulgated under the federal Clean Air Act. Capital expenditures in connection with pollution abatement are expected to be approximately $18 million in 1994. Pennzoil's recurring operating expenditures relating to environmental compliance activities are not material.

     Pennzoil is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Pennzoil's consolidated financial statements. Pennzoil adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating and refining remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways, and potential risk). Later changes to initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and finally the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is sequential, highly influenced by regulatory and community approval processes and subject to ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the state of the process each site is in at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors.

     In connection with Pennzoil's disposition of Purolator, Pennzoil and Purolator entered into an indemnification agreement pursuant to which Pennzoil has agreed to reimburse Purolator for costs and expenses of certain environmental remediation relating to a plant operated by Purolator in Elmira Heights, New York, and certain environmental remediation, if any, relating to one other site located near the Elmira facility and a landfill site located in Metamora, Michigan. The indemnification provided by Pennzoil applies to all remediation required by Purolator under CERCLA that has been identified at the Elmira facility in the Environmental Protection Agency's September 1992 Record of Decision with respect to the Elmira facility, but does not extend to certain additional environmental expenditures relating to the Elmira facility or other sites for which Purolator is or may be held responsible. Pennzoil had a reserve of $16.3 million and $17.7 million recorded with respect to its obligations under its indemnification agreement with Purolator as of December 31, 1993 and 1992, respectively.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1993 and 1992, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $33.1 million and $34.2 million, respectively, which amounts include reserves with respect to Pennzoil's obligations under its indemnification agreement with Purolator referred to in the previous paragraph. Of these reserves, $4.8 million and $4.9 million is reflected on the consolidated balance sheet as other current liabilities as of December 31, 1993 and 1992, respectively, and $28.3 million and $29.3 million is reflected as other liabilities as of December 31, 1993 and 1992, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material amounts in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be less than the threshold deemed by the Environmental Protection Agency or recognized by the relevant group of PRPs as being de minimis (and as a result Pennzoil's monetary exposure is not expected to be material).

     OTHER MATTERS. Pennzoil does not currently consider the impact of inflation to be significant in the businesses in which Pennzoil operates.

     Reference is made to Notes 1 and 6 of Notes to Consolidated Financial Statements for a discussion of the impact that recently issued accounting standards are expected to have on Pennzoil's consolidated financial statements, when adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil, together with the report thereon of Arthur Andersen & Co. dated March 4, 1994 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-39 hereof. (See Item 14 for Index.)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 1995 and 1996" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing under the captions "Director Remuneration," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" set forth within the section entitled "Election of Directors" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Security Ownership of Directors and Officers" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions Concerning Continuing Directors" and "Certain Transactions Concerning Retiring Directors" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                PAGE
                                                                                ---
        Report of Independent Public Accountants.............................   F-1
        Consolidated Statement of Income.....................................   F-3
        Consolidated Balance Sheet...........................................   F-4
        Consolidated Statement of Shareholders' Equity.......................   F-6
        Consolidated Statement of Cash Flows.................................   F-7
        Notes to Consolidated Financial Statements...........................   F-8

     The supplementary financial data specified by Item 302 of Regulation S-K are included in the Supplemental Financial and Statistical
Information -- Unaudited beginning on page F-33.

(A)(2) FINANCIAL STATEMENT SCHEDULES.

                                                                            PAGE
                                                                            ----
Schedule I.       Marketable Securities and Other Investments............    S-1
Schedule V.       Consolidated Property, Plant and Equipment.............    S-2
Schedule VI.      Consolidated Accumulated Depreciation, Depletion,
                  Amortization and Valuation Allowances of Property,
                  Plant and Equipment....................................    S-3
Schedule IX.      Short-Term Borrowings..................................    S-4
Schedule X.       Supplementary Consolidated Income Statement
                  Information............................................    S-5

     Other schedules of Pennzoil and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS.

          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company, as amended through July 27, 1984 (Pennzoil Company 10-K (1984), SEC File No.
                         1-5591, Exhibit 3(a)).
          *3(b)       -- Certificate of Retirement of Stock of Pennzoil Company dated March
                         26, 1985 (Pennzoil Company 10-K (1985), SEC File No. 1-5591, Exhibit
                         3(b)).
          *3(c)       -- Certificate of Amendment to the Restated Certificate of Incorporation
                         of Pennzoil Company dated April 25, 1985 (Pennzoil Company 10-K
                         (1985), SEC File No. 1-5591, Exhibit 3(c)).
          *3(d)       -- Certificate of Reduction in Number of Shares of Series of Pennzoil
                         Company dated June 10, 1986 (Pennzoil Company 10-K (1987), SEC File
                         No. 1-5591, Exhibit 3(e)).
          *3(e)       -- Certificate of Retirement of Stock of Pennzoil Company dated June 10,
                         1986 (Pennzoil Company 10-K (1987), SEC File No. 1-5591, Exhibit
                         3(f)).
          *3(f)       -- Certificate of Amendment to the Restated Certificate of Incorporation
                         of Pennzoil Company dated April 30, 1987 (Pennzoil Company 10-Q (1st
                         Quarter 1987), SEC File No. 1-5591, Exhibit 3(a)).
          *3(g)       -- Certificate of Designation, Preferences and Rights of Series A
                         Participating Preferred Stock of Pennzoil Company dated April 18,
                         1988 (Pennzoil Company 10-Q (1st Quarter 1988), SEC File No. 1-5591,
                         Exhibit 3(b)).
          *3(h)       -- Certification of Elimination of Designation of Pennzoil Company dated
                         November 20, 1991 (Pennzoil Company 10-K (1991), SEC File No. 1-5591,
                         Exhibit 3(h)).
          *3(i)       -- By-laws of Pennzoil Company, as amended through September 16, 1993
                         (Pennzoil Company 8-K (September 15, 1993), SEC File No. 1-5591,
                         Exhibit 4).
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (2nd Quarter 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (1st Quarter 1987), SEC File
                         No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (1st Quarter 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).

          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)       -- Instrument of Resignation, Appointment and Acceptance dated as of
                         April 1, 1991 among Pennzoil Company, Mellon Bank, N.A., as Retiring
                         Trustee, and Texas Commerce Bank National Association, as Successor
                         Trustee, under the 1986 Indenture (Pennzoil Company 10-K (1991), SEC
                         File No. 1-5591, Exhibit 4(p)).
          *4(g)       -- Indenture dated as of December 15, 1992 (the "1992 Indenture")
                         between Pennzoil Company and Texas Commerce Bank National
                         Association, Trustee (Pennzoil Company 10-K (1992), SEC File No.
                         1-5591, Exhibit 4(o)).
          *4(h)       -- First Supplemental Indenture dated as of January 13, 1993 to the 1992
                         Indenture (Pennzoil Company 10-K (1992), SEC File No. 1-5591, Exhibit
                         4(p)).
           4(i)       -- Second Supplemental Indenture dated as of October 12, 1993 to the
                         1992 Indenture.
                         Pennzoil Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of
                         Pennzoil Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, under which the total amount of securities authorized does not exceed 10%
                         of the total assets of Pennzoil Company and its subsidiaries on a consolidated basis.
       +*10(a)        -- 1978 Stock Option Plan of Pennzoil Company, as amended (Registration
                         No. 2-67268, Exhibit 4(a)).
       +*10(b)        -- 1981 Stock Option Plan of Pennzoil Company (Registration No. 2-76935,
                         Exhibit 4(a)).
       +*10(c)        -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)        -- Pennzoil Company Salary Continuation Plan (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(e)        -- Pennzoil Company Supplemental Disability Plan effective January 1,
                         1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591, Exhibit
                         5(y)).
       +*10(f)        -- Pennzoil Company Supplemental Life Insurance Plan effective January
                         1, 1978, as amended (Pennzoil Company 10-K (1980), SEC File No.
                         1-5591, Exhibit 10(g)).
       +*10(g)        -- Pennzoil Company Deferred Compensation Plan (Pennzoil Company 10-K
                         (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)        -- Specimen of Pennzoil Company Deferred Compensation Agreement
                         (Pennzoil Company 10-K (1982), SEC File No. 1-5591, Exhibit
                         10(j)(1)).
       +*10(i)        -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control (Pennzoil 10-Q (3rd
                         Quarter 1982), SEC File
                         No. 1-5591, Exhibit 28).
       +*10(j)        -- Pennzoil Company Section 415 Excess Benefit Agreements (Pennzoil
                         Company 10-Q (1st Quarter 1980), SEC File No. 1-5591, Exhibit 5).
       +*10(k)        -- Pennzoil Company Medical Expenses Reimbursement Plan effective
                         January 1, 1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591,
                         Exhibit 5(v)).
       +*10(l)        -- Pennzoil Company 1985 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (4-25-85), SEC File No. 1-5591,
                         Exhibit B).
       +*10(m)        -- Pennzoil Company Executive Severance Plan (Pennzoil Company 10-K
                         (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)        -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (4-26-90), SEC File No. 1-5591, Exhibit A).
       +*10(o)        -- Pennzoil Company 1990 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (4-26-90), SEC File No. 1-5591,
                         Exhibit B).
       +*10(p)        -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (4-13-93), SEC File No. 1-5591, Exhibit A).

       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (4-13-93), SEC File No. 1-5591,
                         Exhibit B).
          11          -- Computation of Ratios of Earnings to Fixed Charges and Earnings to
                         Combined Fixed Charges and Preferred Dividends for the years ended
                         December 31, 1993, 1992, 1991, 1990 and 1989.
          21          -- List of Subsidiaries of Pennzoil Company.
          23(a)       -- Consent of Arthur Andersen & Co.
          23(b)       -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)       -- Consent of DeGolyer and MacNaughton.
          24          -- Powers of Attorney.
          27(a)       -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1993 relating to oil and gas reserves.
          27(b)       -- Letter Report of DeGolyer and MacNaughton on Certain Sulphur Reserves
                         as of January 1, 1994.

- ---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     During the fourth quarter of 1993, Pennzoil filed a Current Report on Form 8-K with the SEC dated as of November 26, 1993 to report the completion of the sale of 8,158,582 shares of the common stock of Chevron.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     PENNZOIL COMPANY

                                          By:          JAMES L. PATE
                                              ----------------------------------
                                              (JAMES L. PATE, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER)

                                          Date: March 11, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                   DATE
                  ---------                                 -----                   ----
                JAMES L. PATE                    Principal Executive Officer     March 11, 1994
- ---------------------------------------------      and Director
        (JAMES L. PATE, PRESIDENT AND
          CHIEF EXECUTIVE OFFICER)

              MARK A. MALINSKI                   Principal Accounting Officer    March 11, 1994
- ---------------------------------------------
 (MARK A. MALINSKI, GROUP VICE PRESIDENT --
         ACCOUNTING AND CONTROLLER)

           DAVID P. ALDERSON, II                 Principal Financial Officer     March 11, 1994
- ---------------------------------------------
(DAVID P. ALDERSON, II, GROUP VICE PRESIDENT --
           FINANCE AND TREASURER)


            HOWARD H. BAKER, JR.*
             DOUGLAS J. BOURNE*
               W. J. BOVAIRD*
           W. L. LYONS BROWN, JR.*
              ALLEN H. CARRUTH*
             ERNEST H. COCKRELL*
              HARRY H. CULLEN*                   A majority of the Directors     March 11, 1994
              ALFONSO FANJUL*                         of the Registrant
             C. W. FLINT, JR.*
               BAINE P. KERR*
              BERDON LAWRENCE*
              J. HUGH LIEDTKE*
              BRENT SCOWCROFT*
             CYRIL WAGNER, JR.*

*By:         MARK A. MALINSKI
    ----------------------------------------
    (MARK A. MALINSKI, ATTORNEY-IN-FACT)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil Company (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 8 to the Consolidated Financial Statements, in January 1994, the Company received a letter and examination report from the District Director of the Internal Revenue Service ("IRS") that proposes a tax deficiency based on an audit of the Company's 1988 federal income tax return. The proposed tax deficiency relates primarily to the Company's tax reporting position with regard to the receipt of $3.0 billion in 1988 in settlement of certain litigation. Deferred income taxes were provided in the Consolidated Financial Statements in 1988 in connection with the Company's receipt of the $3.0 billion settlement; however, no accrual has been made for interest on the proposed tax deficiency. The Company has filed a protest with the IRS asserting the Company's disagreement with the examination report; however, the ultimate outcome of this matter is not presently determinable.

     As discussed in Note 2 to the Consolidated Financial Statements, as of January 1, 1992, the Company changed its method of accounting for income taxes. Also, as discussed in Note 6 to the Consolidated Financial Statements, as of January 1, 1991, the Company changed its method of accounting for postretirement benefit costs other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Houston, Texas
March 4, 1994

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       PENNZOIL COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                       ------------------------------------------
                                                          1993            1992            1991
                                                       ----------      ----------      ----------
                                                             (EXPRESSED IN THOUSANDS EXCEPT
                                                                   PER SHARE AMOUNTS)

REVENUES
  Net sales..........................................  $2,477,467      $2,222,673      $2,158,320
  Investment and other income, net...................     304,900         134,008         156,519
                                                       ----------      ----------      ----------
                                                        2,782,367       2,356,681       2,314,839
COSTS AND EXPENSES
  Cost of sales......................................   1,543,054       1,488,119       1,447,148
  Selling, general and administrative expenses.......     372,473         356,137         306,269
  Depreciation, depletion and amortization...........     330,979         222,545         192,553
  Exploration expenses...............................      70,713          13,821          52,868
  Taxes, other than income...........................      66,159          52,803          52,467
  Interest charges...................................     190,968         233,360         253,943
  Interest capitalized...............................     (11,420)         (8,731)        (10,447)
                                                       ----------      ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX.........................................     219,441          (1,373)         20,038
Income tax (benefit).................................      59,205         (18,783)        (20,060)
                                                       ----------      ----------      ----------
INCOME FROM CONTINUING OPERATIONS....................     160,236          17,410          40,098
DISCONTINUED OPERATIONS (Note 11)
  Income (loss) from operations, net of taxes........      --              10,208         (82,118)
  Gain on disposition................................      --               1,455          --
  Income from operations previously offset against
     reserve for estimated loss on disposition.......      --              --              (3,706)
  Reversal of remaining reserve for estimated loss on
     disposition.....................................      --              --             115,742
                                                       ----------      ----------      ----------
INCOME BEFORE EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE............................     160,236          29,073          70,016
Extraordinary items (Note 3).........................     (18,380)        (16,612)         --
Cumulative effect of change in accounting principle
  (Notes 2 and 6)....................................      --             115,703         (48,974)
                                                       ----------      ----------      ----------
NET INCOME...........................................  $  141,856      $  128,164      $   21,042
                                                       ----------      ----------      ----------
                                                       ----------      ----------      ----------
EARNINGS (LOSS) PER SHARE
  Continuing operations..............................  $     3.80      $      .43      $      .99
  Discontinued operations............................      --                 .29             .74
                                                       ----------      ----------      ----------
          Total before extraordinary items and
            cumulative effect of change in accounting
            principle................................        3.80             .72            1.73
  Extraordinary items................................        (.44)           (.41)         --
  Cumulative effect of change in accounting
     principle.......................................      --                2.85           (1.21)
                                                       ----------      ----------      ----------
          TOTAL......................................  $     3.36      $     3.16      $      .52
                                                       ----------      ----------      ----------
                                                       ----------      ----------      ----------
DIVIDENDS PER COMMON SHARE...........................  $     3.00      $     3.00      $     3.00
                                                       ----------      ----------      ----------
                                                       ----------      ----------      ----------

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1993            1992
                                                                     ----------      ----------
                                                                      (EXPRESSED IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents........................................  $  262,275      $   20,732
  Marketable securities and other investments......................     684,308              --
  Receivables......................................................     363,287         369,647
  Inventories
     Crude oil, natural gas and sulphur............................      38,965          39,899
     Motor oil and automotive products.............................     123,282         125,236
  Materials and supplies, at average cost..........................      26,792          22,647
  Deferred income tax..............................................      13,587          40,420
  Other current assets.............................................      31,306          27,196
                                                                     ----------      ----------
          TOTAL CURRENT ASSETS.....................................   1,543,802         645,777
                                                                     ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and Gas, successful efforts method of accounting.............   4,102,181       4,310,392
  Motor Oil & Automotive Products..................................     837,932         776,536
  Franchise Operations.............................................     154,877         136,539
  Sulphur..........................................................     188,427         186,425
  Other............................................................     179,530         186,501
                                                                     ----------      ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT......................   5,462,947       5,596,393
  Less accumulated depreciation, depletion, amortization and
     valuation allowances..........................................   3,138,503       3,284,343
                                                                     ----------      ----------
          NET PROPERTY, PLANT AND EQUIPMENT........................   2,324,444       2,312,050
                                                                     ----------      ----------
OTHER ASSETS
  Marketable securities and other investments......................     654,973       1,207,916
  Other............................................................     362,984         291,434
                                                                     ----------      ----------
          TOTAL OTHER ASSETS.......................................   1,017,957       1,499,350
                                                                     ----------      ----------
TOTAL ASSETS.......................................................  $4,886,203      $4,457,177
                                                                     ----------      ----------
                                                                     ----------      ----------

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1993            1992
                                                                     ----------      ----------
                                                                      (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Current maturities of long-term debt.............................  $   19,568      $  138,345
  Notes payable....................................................     433,031         339,346
  Accounts payable.................................................     196,083         196,700
  Taxes accrued....................................................      93,242           6,700
  Interest accrued.................................................      29,538          37,276
  Payroll accrued..................................................      23,103          23,344
  Other current liabilities........................................      26,702          31,922
                                                                     ----------      ----------
          TOTAL CURRENT LIABILITIES................................     821,267         773,633
LONG-TERM DEBT, less current maturities............................   1,973,488       1,811,807
DEFERRED INCOME TAX................................................     304,902         415,513
OTHER LIABILITIES..................................................     280,742         275,975
                                                                     ----------      ----------
          TOTAL LIABILITIES........................................   3,380,399       3,276,928
                                                                     ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
  Common stock, $0.83 1/3 par -- authorized 75,000,000 shares,
     issued 52,208,888 shares......................................      43,507          43,507
  Additional capital...............................................     327,939         293,009
  Retained earnings................................................   1,474,741       1,459,069
  Cumulative foreign currency translation adjustment and other.....      (2,746)            705
  Common stock in treasury, at cost, 6,298,581 shares in 1993
     and 11,492,557 shares in 1992.................................    (337,637)       (616,041)
                                                                     ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY...............................   1,505,804       1,180,249
                                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................  $4,886,203      $4,457,177
                                                                     ----------      ----------
                                                                     ----------      ----------

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------
                                              1993                   1992                   1991
                                      --------------------   --------------------   --------------------
                                      SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                      -------   ----------   -------   ----------   -------   ----------
                                                           (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.83 1/3 par --
  Authorized 75,000,000 shares
  Balance January 1 and December
     31..............................  52,209   $   43,507    52,209   $   43,507    52,209   $   43,507
                                      -------   ----------   -------   ----------   -------   ----------
ADDITIONAL CAPITAL
  Balance January 1..................              293,009                294,256                293,384
     Shares reissued.................               34,930                 (1,247)                   872
                                                ----------             ----------             ----------
  Balance December 31................              327,939                293,009                294,256
                                                ----------             ----------             ----------
RETAINED EARNINGS
  Balance January 1..................            1,459,069              1,452,680              1,552,661
     Net income......................              141,856                128,164                 21,042
     Dividends on common stock.......             (126,184)              (121,775)              (121,023)
                                                ----------             ----------             ----------
  Balance December 31................            1,474,741              1,459,069              1,452,680
                                                ----------             ----------             ----------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1..................                  705                  3,713                  3,389
     Translation adjustment..........               (3,446)                (3,043)                   320
     Change in additional minimum
       pension liability.............                   (5)                    35                      4
                                                ----------             ----------             ----------
  Balance December 31................               (2,746)                   705                  3,713
                                                ----------             ----------             ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1.................. (11,493)    (616,041)  (11,748)    (630,072)  (11,968)    (641,390)
     Shares acquired.................   --          --         --          --            (1)         (57)
     Shares reissued.................   5,194      278,404       255       14,031       221       11,375
                                      -------   ----------   -------   ----------   -------   ----------
  Balance December 31................  (6,299)    (337,637)  (11,493)    (616,041)  (11,748)    (630,072)
                                      -------   ----------   -------   ----------   -------   ----------
TOTAL SHAREHOLDERS' EQUITY...........  45,910   $1,505,804    40,716   $1,180,249    40,461   $1,164,084
                                      -------   ----------   -------   ----------   -------   ----------
                                      -------   ----------   -------   ----------   -------   ----------

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                         ---------------------------------------
                                                            1993           1992          1991
                                                         -----------     ---------     ---------
                                                                (EXPRESSED IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income...........................................  $   141,856     $ 128,164     $  21,042
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization........      330,979       222,545       192,553
       Dry holes and impairments.......................       51,140         6,163        35,888
       Deferred income tax.............................      (77,475)      (27,829)      (38,898)
       Settlement income tax payments (Note 2).........      --             --           (13,180)
       Reserve for estimated loss on disposition of
          discontinued operations......................      --             --          (115,742)
       Provision for write-down of assets and other
          charges......................................      --             --           107,976
       Extraordinary loss on early extinguishment of
          debt.........................................       18,380        16,612        --
       Realized gains on sales of marketable securities
          and other investments........................     (182,057)         (298)       --
       Gains on sales of assets........................      (35,222)       (3,198)       (1,631)
       Non-cash and other nonoperating items...........       33,592        13,234        22,467
       Cumulative effect of change in accounting
          principle....................................      --           (115,703)       48,974
       Change in operating assets and liabilities (Note
          1)...........................................        5,684       (52,793)      (24,461)
                                                         -----------     ---------     ---------
          Net cash provided by operating activities....      286,877       186,897       234,988
                                                         -----------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.................................     (474,992)     (143,303)     (227,078)
  Acquisition of Jiffy Lube International, Inc., net of
     cash acquired (Note 10)...........................      --             --            (9,267)
  Investment in discontinued operations (Purolator
     Products Company).................................      --             (4,270)       37,757
  Proceeds from disposition of Purolator Products
     Company, net......................................      --            205,217        --
  Cash contribution from Chevron to Pennzoil Petroleum
     (Note 10).........................................        9,936        57,400        --
  Purchases of marketable securities and other
     investments.......................................     (928,159)     (202,857)     (215,038)
  Proceeds from sales of marketable securities and
     other investments.................................      981,101       199,244       210,011
  Proceeds from sales of assets........................       97,102        37,497         4,596
  Other investing activities...........................       (7,987)      (27,311)      (39,750)
                                                         -----------     ---------     ---------
          Net cash provided by (used in) investing
            activities.................................     (322,999)      121,617      (238,769)
                                                         -----------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of short-term debt............       93,685        48,389       124,342
  Debt repayments......................................   (1,624,612)     (319,800)     (178,780)
  Proceeds from issuances of debt......................    1,630,759        --            23,679
  Net proceeds from issuance of common stock...........      303,300        --            --
  Dividends paid.......................................     (126,184)     (121,775)     (121,023)
  Other financing activities...........................          717           240         2,129
                                                         -----------     ---------     ---------
          Net cash provided by (used in) financing
            activities.................................      277,665      (392,946)     (149,653)
                                                         -----------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      241,543       (84,432)     (153,434)
CASH AND CASH EQUIVALENTS, beginning of period.........       20,732       105,164       258,598
                                                         -----------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of period...............  $   262,275     $  20,732     $ 105,164
                                                         -----------     ---------     ---------
                                                         -----------     ---------     ---------

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  Principles of Consolidation --

     The accompanying consolidated financial statements include all majority-owned subsidiaries of Pennzoil Company ("Pennzoil"). All significant intercompany accounts and transactions have been eliminated. Certain prior period items have been reclassified in the Consolidated Financial Statements in order to conform with the current year presentation. The results of operations of Pennzoil Petroleum Company ("Pennzoil Petroleum") have been included in Pennzoil's consolidated financial statements subsequent to October 30, 1992 (see
Note 10).

  Marketable Securities and Other Investments --

     At December 31, 1993, marketable securities and other investments included in current assets were comprised of domestic commercial paper, Federal National Mortgage Association notes, a certificate of deposit and treasury bills.

     Marketable securities and other investments are carried at the lower of aggregate cost or market value, as shown below.

                                                                                       GROSS
                                                                                      AND NET
                                                                                      UNREALIZED
AT DECEMBER 31                                             COST          MARKET        GAINS
                                                        ----------     ----------     --------
                                                               (EXPRESSED IN THOUSANDS)

1993
  Current marketable securities and other
     investments......................................  $  684,308     $  684,308     $     --
                                                        ----------     ----------     --------
                                                        ----------     ----------     --------
  Non-current marketable securities and other
     investments:
     Chevron Corporation common stock.................  $  608,565     $  787,220     $178,655
     Other marketable securities and investments......      46,408         46,408           --
                                                        ----------     ----------     --------
  Total non-current marketable securities
     and other investments............................  $  654,973     $  833,628     $178,655
                                                        ----------     ----------     --------
                                                        ----------     ----------     --------
1992
  Non-current marketable securities and other
     investments:
     Chevron Corporation common stock.................  $1,158,067     $1,194,990     $ 36,923
     Other marketable securities and investments......      49,849         55,710        5,861
                                                        ----------     ----------     --------
  Total non-current marketable securities
     and other investments............................  $1,207,916     $1,250,700     $ 42,784
                                                        ----------     ----------     --------
                                                        ----------     ----------     --------

     As of December 31, 1993 and 1992, Pennzoil beneficially owned 9,035,518 shares and 17,194,100 shares, respectively, of the common stock of Chevron Corporation ("Chevron"). At March 4, 1994, the closing price for Chevron common stock on the New York Stock Exchange was $88.25 per share. Realized gains on Pennzoil's remaining investment in Chevron common stock could be limited as a result of the issuance of Pennzoil's 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"), all of which are exchangeable at the option of the holders thereof for shares of Chevron common stock owned by Pennzoil. Reference is made to Note 3 for additional information.

     In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the New York Stock Exchange for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The cost of the securities sold is based on the average cost of each security held at the time of sale.

     Other income effects from marketable securities and other investments are discussed under the caption "Investment and Other Income, Net" below.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued a new standard on accounting for certain investments in debt and equity securities. This standard requires that, except for debt securities classified as "held-to-maturity securities," investments in debt and equity securities must be reported at fair value. As a result of the standard, Pennzoil's remaining investment in Chevron common stock will be reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity. Adoption of the standard by Pennzoil is required effective January 1, 1994. Based on December 31, 1993 fair values, adoption of the standard would increase shareholders' equity by approximately $107 million.

  Investment and Other Income, Net --

     Other revenues, net of related expenses, are included in investment and other income, net, and consist of the following:

                                                             1993          1992          1991
                                                           --------      --------      --------
                                                                 (EXPRESSED IN THOUSANDS)
Interest income..........................................  $ 11,002      $  8,050      $ 22,547
Dividend income..........................................    60,496        95,722       106,963
Realized gains on sales of marketable securities and
  other investments......................................   182,057           298            --
Gains on sales of assets.................................    35,222         3,198         1,631
Settlements and refunds..................................       824         3,501        11,422
Other income.............................................    15,299        23,239        13,956
                                                           --------      --------      --------
                                                           $304,900      $134,008      $156,519
                                                           --------      --------      --------
                                                           --------      --------      --------

     Substantially all interest and dividend income is from marketable securities and other cash investments.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $10.0 million in 1993 and $10.1 million in 1992. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $4.2 million in 1993 and $8.2 million in 1992.

     At December 31, 1993 and 1992, current receivables included notes receivable of $12.6 million and $13.0 million, respectively. Other assets included long-term notes receivable of $44.7 million and $31.8 million at December 31, 1993 and 1992, respectively.

     In May 1993, the FASB issued a new standard on accounting by creditors for impairment of loans. This standard requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Adoption of the standard by Pennzoil is required no later than the first quarter of 1995, although earlier implementation is permitted. Pennzoil currently expects to adopt the standard effective January 1, 1995. Based on a preliminary review, Pennzoil does not expect that adoption of the standard will have a material effect on its financial condition or results of operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Inventories --

     A majority of inventories are reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $131.2 million at December 31, 1993 and $134.3 million at December 31, 1992. The current cost of LIFO inventories was approximately $178.8 million and $207.9 million at December 31, 1993 and 1992, respectively.

  Oil and Gas Producing Activities and Depreciation, Depletion and
Amortization --

     Pennzoil follows the successful efforts method of accounting for oil and gas operations. Under the successful efforts method, lease acquisition costs are capitalized. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been impairment of the carrying value, with any such impairment charged currently to exploration expense. All other unproved properties are generally aggregated and a portion of such costs estimated to be nonproductive, based on historical experience, is amortized on an average holding period basis.

     Exploratory drilling costs are capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploration costs are also expensed. All development costs are capitalized. Provision for depreciation, depletion and amortization is determined on a field-by-field basis using the unit-of-production method. Estimated costs of future dismantlement and abandonment of wells and production platforms, net of salvage values, are accrued as part of depreciation, depletion and amortization expense using the unit-of-production method; actual costs are charged to accumulated depreciation, depletion and amortization. The carrying amounts of proven properties are reviewed periodically and an impairment reserve is provided as conditions warrant.

     Pennzoil follows the sales method of accounting for natural gas imbalances. Under the sales method, revenue is recognized on all production delivered by Pennzoil to its purchasers, regardless of Pennzoil's ownership interest in the respective property. At December 31, 1993, Pennzoil's gas imbalance reflects a net underproduced position of 17 billion cubic feet of gas. The company expects to recover this imbalance from its co-owners through future production or alternative arrangements.

     Sulphur properties are generally depreciated and depleted on the unit-of-production method, except assets having an estimated life less than the estimated life of the mineral deposits, which are depreciated on the straight-line method.

     All other properties are depreciated on straight-line or accelerated methods in amounts calculated to allocate the cost of properties over their estimated useful lives.

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

  Intangible Assets --

     Substantially all intangible assets, included in other assets in the accompanying consolidated balance sheet, relate to goodwill recognized in business combinations accounted for as purchases. Goodwill included in other assets in the accompanying consolidated balance sheet was $86.2 million at December 31, 1993 and $82.3 million at December 31, 1992, net of accumulated amortization of $17.2 million and $11.2 million, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded during 1993 and 1992 was $8.1 million and $5.2 million, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. Cash used in operating activities includes cash payments for interest (net of amounts capitalized) of $183.6 million, $228.9 million and $246.8 million in 1993, 1992 and 1991, respectively. Interest capitalized for 1993, 1992 and 1991 was $11.4 million, $8.7 million and $10.4 million, respectively. Income taxes paid, net of refunds, during 1993, 1992 and 1991 were $5.5 million, $2.2 million and $13.7 million, respectively.

     Changes in operating assets and liabilities, net of effects from the purchases of equity interests in certain businesses acquired, consist of the following:

                                                             1993          1992          1991
                                                           --------      --------      --------
                                                                 (EXPRESSED IN THOUSANDS)

Receivables..............................................  $(27,662)     $(40,062)     $ 12,607
Inventories..............................................     3,263        14,285         5,078
Accounts payable and accrued liabilities.................   (44,760)       (5,775)      (43,076)
Current federal income taxes payable.....................   115,163       (32,410)        7,498
Other assets and liabilities.............................   (40,320)       11,169        (6,568)
                                                           --------      --------      --------
                                                           $  5,684      $(52,793)     $(24,461)
                                                           --------      --------      --------
                                                           --------      --------      --------

  Earnings Per Share --

     Earnings per share are computed based on the weighted average shares of common stock outstanding. The average shares used in earnings per share computations for the years 1993, 1992 and 1991 were 42,187,739, 40,582,451 and
40,346,652, respectively.

  Foreign Operations --

     Consolidated income (loss) from continuing operations before income tax includes losses from foreign operations of $17.3 million, $21.7 million and $10.0 million in 1993, 1992 and 1991, respectively.

(2) INCOME TAXES --

  Accounting for Income Taxes --

     In December 1992, Pennzoil announced its decision to change its method of accounting for income taxes by adopting the new requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective as of January 1, 1992. Previous 1992 interim period results were restated as a result of the adoption. Prior year financial statements have not been restated to reflect the new accounting method. As a result of adopting SFAS No. 109, Pennzoil recognized a cumulative, one-time benefit from the change in accounting principle for periods prior to 1992 of $115.7 million, or $2.85 per share, as of the first quarter of 1992. In addition to the cumulative effect, income from continuing operations for the year ended December 31, 1992, increased $3.4 million ($4.5 million before tax), or $.08 per share, associated with adopting the new standard.

     SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to adoption of SFAS No. 109, deferred income taxes resulted from timing differences in the recognition of revenue and expense for tax and financial purposes.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) for continuing operations consists of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                             1993          1992          1991
                                                           --------      --------      --------
                                                                 (EXPRESSED IN THOUSANDS)
Current
  United States..........................................  $133,210      $  5,562      $ 14,905
  Foreign................................................       710           797             5
  State..................................................     2,760         2,687         3,928
Deferred
  United States..........................................   (80,947)      (28,105)      (39,319)
  Foreign................................................      (236)         (447)          421
  State..................................................     3,708           723            --
                                                           --------      --------      --------
                                                           $ 59,205      $(18,783)     $(20,060)
                                                           --------      --------      --------
                                                           --------      --------      --------

     Reference is made to Note 3 for information regarding the tax benefit applicable to the extraordinary loss on the early retirement of debt. In addition, reference is made to Note 6 for information regarding the deferred tax benefit applicable to the cumulative effect of the change in accounting for postretirement benefit costs other than pensions.

     Pennzoil's net deferred tax liability is as follows:

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1993          1992
                                                                 ------------    ------------
                                                                   (EXPRESSED IN THOUSANDS)


    Deferred tax liability........................................ $ 633,285     $ 760,753
    Deferred tax asset............................................  (401,284)     (467,692)
    Valuation allowance...........................................    59,314        82,032
                                                                   ---------     ---------
              Net deferred tax liability.......................... $ 291,315     $ 375,093
                                                                   ---------     ---------
                                                                   ---------     ---------

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1993          1992
                                                                   ---------     ---------
                                                                   (EXPRESSED IN THOUSANDS)
    Investment in Chevron common stock............................ $ 212,998     $ 393,743
    Property, plant and equipment.................................   318,464       316,048
    Proceeds from issuance of exchangeable debentures
      treated as option proceeds..................................    40,953            --
    Original issue discount on exchangeable debentures............   (39,387)           --
    Alternative minimum tax credit carryforward...................  (195,048)     (198,859)
    Net operating loss carryforwards..............................   (58,779)     (111,171)
    Other, net....................................................   (47,200)     (106,700)
    Valuation allowance...........................................    59,314        82,032
                                                                   ---------     ---------
              Net deferred tax liability.......................... $ 291,315     $ 375,093
                                                                   ---------     ---------
                                                                   ---------     ---------

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Prior to adopting SFAS No. 109, the sources of timing differences resulting from the recognition of revenue and expense for tax and financial reporting purposes and the tax effect of each were as follows:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                       1991
                                                                                   -------------
                                                                                   (EXPRESSED IN
                                                                                    THOUSANDS)

Intangible exploration and development costs deducted or capitalized and amortized for tax purposes over amounts expensed or capitalized and amortized
  for financial purposes........................................................      $  6,502
Depreciation deducted for tax purposes over amounts recorded for financial
  purposes......................................................................           646
Bad debts deducted for tax purposes over amounts expensed for financial
  purposes......................................................................           706
Rents deducted for tax purposes over amounts expensed for financial purposes....           596
Alternative minimum tax credit carryover........................................       (29,183)
Net operating loss carryover....................................................        (9,356)
Other, net......................................................................        (8,809)
                                                                                      --------
                                                                                      $(38,898)
                                                                                      --------
                                                                                      --------

     The principal items accounting for the difference in income taxes on income from continuing operations computed at the federal statutory rate and as recorded are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                  (EXPRESSED IN THOUSANDS)

Income tax (benefit) at statutory rate....................   $ 76,804     $   (467)    $  6,813
Increases (reductions) resulting from:
  Percentage depletion in excess of cost basis............         --           --       (5,080)
  Dividends received deduction............................    (14,744)     (22,782)     (25,456)
  State income taxes, net.................................      4,204        2,251        2,592
  Taxes on foreign income in excess of statutory rate.....        308          231          281
  Amortization of nondeductible goodwill..................      1,258        1,242          901
  Change in tax law.......................................     16,000           --           --
  Reversal of valuation allowance.........................    (25,500)          --           --
  Other, net..............................................        875          742         (111)
                                                             --------     --------     --------
Income tax (benefit)......................................   $ 59,205     $(18,783)    $(20,060)
                                                             --------     --------     --------
                                                             --------     --------     --------

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted, establishing a new 35% corporate income tax rate effective January 1, 1993. As a result of the increase in the marginal income tax rate and other tax law changes, Pennzoil recorded a one-time, non-cash charge of approximately $16 million, or $.38 per share, in the third quarter of 1993 to adjust its deferred income tax liabilities and assets for the effect of the change in income tax rates.

     The tax liability resulting from the November 1993 sale of 8,158,582 shares of Chevron common stock was reduced by $25.5 million as a result of the utilization of a net operating loss carryforward (see Note 1). Realization of the net operating loss carryforward resulted in the reversal of a valuation allowance related to the deferred tax asset.

     As of December 31, 1993, Pennzoil had a United States net operating loss carryforward of approximately $133 million, which is available to reduce future regular income taxes payable. Additionally, for purposes of determining alternative minimum tax, an approximately $7 million net operating loss is available to offset future alternative minimum taxable income. Utilization of these regular and alternative minimum tax net operating losses, to the extent generated in separate return years, is limited based on the separate taxable

                       PENNZOIL COMPANY AND SUBSIDIARIES
income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 1998 to 2004. In addition, Pennzoil has approximately $195 million of alternative minimum tax credits indefinitely available to reduce future regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Reference is made to Note 8 for information regarding a letter and examination report received from the District Director of the Internal Revenue Service ("IRS") in January 1994 that proposes a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

(3) DEBT --

     Long-term debt outstanding was as follows:

                                                                            DECEMBER 31
                                                                      -----------------------
                                                                        1993          1992
                                                                      ---------     ---------
                                                                           (EXPRESSED IN
                                                                            THOUSANDS)
Debentures and notes
  9% due 1993......................................................  $       --    $  100,000
  8 3/8% and 8 5/8% due 1996.......................................          --        24,827
  9 1/8% due 1996..................................................          --       100,000
  9 5/8% due 1999..................................................     200,000       200,000
  8 3/4% and 9% due 2001...........................................          --        45,963
  10 5/8% due 2001.................................................     150,000       150,000
  6 1/2% due 2003..................................................     402,500            --
  4 3/4% due 2003..................................................     500,000            --
  10 1/4% due 2005.................................................     250,000       250,000
  12 1/8% and 12 1/4% due 2007.....................................          --        80,105
  10 1/8% due 2009.................................................     200,000       200,000
  10% due 2011.....................................................          --       177,100
  10 1/8% due 2011.................................................          --       150,000
  9% due 2017......................................................      38,500       100,000
Revolving credit facilities with banks.............................     195,000       279,806
Jiffy Lube
  Notes............................................................       1,402        23,287
  Contingent notes.................................................      11,546        12,882
  Mortgages........................................................      18,772        24,526
  Other secured debt...............................................      13,312        15,876
Other (including debenture premiums and discounts).................      12,024        15,780
                                                                      ---------     ---------
  Total long-term debt, including current maturities...............   1,993,056     1,950,152
Less amounts due within one year
  Debentures, notes and other......................................         152       110,556
  Jiffy Lube.......................................................      19,416        27,789
                                                                      ---------     ---------
                                                                         19,568       138,345
                                                                      ---------     ---------
  Total long-term amount...........................................  $1,973,488    $1,811,807
                                                                      ---------     ---------
                                                                      ---------     ---------

     In August 1993, Pennzoil entered into an amended and restated credit facility with a group of banks that provides for up to $600.0 million of unsecured revolving credit borrowings through August 19, 1994, with any outstanding borrowings on such date being converted into a term credit facility terminating on September 1, 1995. A facility fee of .15% per annum is payable on the aggregate amount of the banks' commitments. This amended and restated credit facility replaces and supersedes the previous revolving credit facilities of Pennzoil and Pennzoil Exploration and Production Company ("PEPCO"), a wholly owned subsidiary of Pennzoil.

                       PENNZOIL COMPANY AND SUBSIDIARIES

Borrowings under the facility totaled $195.0 million at December 31, 1993. The average interest rate applicable to amounts outstanding under this facility and the previous revolving credit facilities of Pennzoil and PEPCO was 3.59% during 1993.

     Prior to August 1993, PEPCO had a revolving credit facility with a group of banks to provide for unsecured borrowings. A commitment fee of .20% per annum was payable on the average daily unborrowed amount under the facility. Outstanding borrowings under this facility totaled $72.1 million at December 31, 1992. The average interest rate applicable to amounts outstanding under this facility was 4.10% during 1992.

     Also prior to August 1993, Pennzoil had a $500.0 million revolving credit facility with a group of banks to provide for unsecured revolving credit borrowings. A commitment fee of .15% per annum was payable on the average daily unborrowed amount under the facility. Outstanding borrowings under this facility totaled $207.7 million at December 31, 1992. The average interest rate applicable to amounts outstanding under this facility was 4.15% during 1992.

     Pennzoil's Board of Directors has increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $150.0 million to $250.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $249.4 million and $147.3 million at December 31, 1993 and 1992, respectively, and are included in notes payable in the accompanying consolidated balance sheet. The average interest rates applicable to outstanding commercial paper were 3.26% and 3.81% during 1993 and 1992, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $183.6 million and $192.1 million at December 31, 1993 and 1992, respectively, and are included in notes payable in the accompanying consolidated balance sheet. The average interest rates applicable to amounts outstanding under these arrangements were 3.35% and 3.87% during 1993 and 1992, respectively. None of the banks has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings under these credit arrangements.

     In December 1992, Pennzoil called for redemption $272.9 million principal amount of indebtedness (including $250.0 million of Pennzoil's 10 5/8% debentures due 2018 and $22.9 million of Pennzoil's 10% debentures due 2011), using proceeds from the disposition of Purolator Products Company ("Purolator"), from the disposition of certain oil and gas properties and from cash contributed by Chevron to Pennzoil Petroleum for the benefit of Pennzoil. The redemptions were completed in February 1993. As of December 31, 1992, this indebtedness was defeased by placing funds required for the redemption with the trustee for the indebtedness. As a result, the funds deposited with the trustee for the redemption of the debentures and the principal amount of the indebtedness are not reflected in Pennzoil's consolidated balance sheet at December 31, 1992. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $16.6 million ($25.2 million before tax), or $.41 per share, in the fourth quarter of 1992.

     In 1993, Pennzoil completed public offerings of $402.5 million of the 6 1/2% Debentures and $500.0 million of the 4 3/4% Debentures. The 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock owned by Pennzoil at exchange rates of 11.887 shares and 8.502 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $84 1/8 per share and $117 5/8 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are

                       PENNZOIL COMPANY AND SUBSIDIARIES
exchangeable. Pennzoil has deposited 9,035,518 shares of Chevron common stock deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures with exchange agents.

     Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the 9,035,518 shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     In March 1993, using proceeds from the sale of the 6 1/2% Debentures, Pennzoil redeemed $223.4 million principal amount of indebtedness (including $80.1 million of Pennzoil's 12 1/8% and 12 1/4% debentures due 2007, $100.0 million of Pennzoil's 9 1/8% notes due 1996 and $43.3 million of Pennzoil's 9% debentures due 2001). The call premiums and related unamortized net premiums and debt issue costs relating to the redemption of these series of indebtedness resulted in a charge of $1.4 million, net of tax, or $.02 per share, for the first quarter of 1993. Also with such proceeds, approximately $23.3 million of additional indebtedness has been retired, repaid or repurchased in 1993 and $100.0 million principal amount of Pennzoil's 9% notes was retired upon maturity in May 1993.

     In June 1993, Pennzoil called for redemption $96.1 million principal amount of indebtedness (including $66.1 million of Pennzoil's 10% debentures due 2011 and $30.0 million of Pennzoil's 10 1/8% debentures due 2011). The redemptions were completed in July 1993. The funds used for these redemptions were obtained from (i) the cash proceeds from the completed sale of a subsidiary holding Pennzoil's Indonesian gold properties in January 1993, (ii) the cash proceeds from the sale in March 1993 of common stock of Pogo Producing Company held by Pennzoil and (iii) the cash payments received from Chevron from and as a result of the net cash flows from operations of the oil and gas properties of Pennzoil Petroleum through March 31, 1993. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $4.7 million ($7.2 million before tax), or $.12 per share, in the second quarter of 1993.

     In September 1993, Pennzoil called for redemption $292.5 million principal amount of indebtedness (including $120.0 million of Pennzoil's 10 1/8% debentures due 2011, $111.0 million of Pennzoil's 10% debentures due 2011 and $61.5 million of Pennzoil's 9% debentures due 2017). The redemptions were completed in November 1993. The funds used for these redemptions were obtained primarily from the net proceeds from the sale in September 1993 of 5,000,000 shares of Pennzoil common stock (see Note 7). The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $13.7 million ($21.1 million before tax), or $.33 per share, in the third quarter of 1993.

     In October 1993, using $350.0 million of the proceeds from the sale of the 4 3/4% Debentures, Pennzoil reduced its borrowings outstanding under its unsecured revolving credit facility. Also from such proceeds, Pennzoil redeemed $24.0 million principal amount of indebtedness in November 1993 (including $21.3 million of Pennzoil's 8 3/8% and 8 5/8% debentures due 1996 and $2.7 million of Pennzoil's 8 3/4% debentures due 2001). No significant gain or loss resulted from these early retirements.

     In May 1993, Jiffy Lube International, Inc. ("Jiffy Lube"), a wholly owned subsidiary of Pennzoil, repurchased at face value $20.0 million of its unsecured promissory notes which were originally issued in connection with Jiffy Lube's debt restructuring in January 1990 (see Note 10). Also issued in connection with Jiffy Lube's debt restructuring was a series of unsecured non-interest bearing promissory notes maturing over

                       PENNZOIL COMPANY AND SUBSIDIARIES
seven years in the aggregate principal amount of approximately $15.1 million at December 31, 1993 (with a present value of approximately $11.5 million at December 31, 1993), the payment of which is contingent upon the future profitability of Jiffy Lube. Jiffy Lube also has $18.8 million in outstanding mortgages on certain real estate and buildings with interest rates ranging from 6.3% to 11.0% and maturing through 2012. The book value of the collateral securing these mortgages was $19.7 million at December 31, 1993.

     At December 31, 1993, amounts due within one year for Jiffy Lube include $17.4 million of the long-term mortgage debt described above that is in default as a result of the violation of certain covenants and cross-default provisions applicable to such debt. As a result, the applicable lenders could declare these obligations to be in default and exercise certain rights and remedies, including accelerating the maturity of the obligations so that they become immediately due and payable subject, in some cases, to certain notice periods and provisions allowing the curing of the defaults. Although these obligations are in technical default, Jiffy Lube has paid all principal and interest on such obligations when due.

     At December 31, 1993, sinking fund obligations and maturities of long-term debt for the years ending December 31, 1994 to 1998 were $19.6 million, $200.6 million, $5.4 million, $6.0 million and $1.7 million, respectively. Such maturities include $3.5 million, $3.5 million and $4.6 million for the years ending December 31, 1995 to 1997, respectively, related to Jiffy Lube's non-interest bearing promissory notes, the payment of which is contingent upon the future profitability of Jiffy Lube. These maturities of long-term debt include $17.4 million of Jiffy Lube's long-term debt in technical default classified as due within one year as discussed above.

(4) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK --

  Financial Instruments with Off-Balance-Sheet Risk --

     Pennzoil is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance to customers, franchisees and other third parties. These financial instruments involve, to varying degrees, elements of credit risk which are not recognized in Pennzoil's consolidated balance sheet. In addition, in connection with Pennzoil's disposition of Purolator, Pennzoil entered into an agreement with certain banks to provide contingent credit support for a Purolator credit facility and an agreement with a government agency with respect to guarantees of benefits under certain of Purolator's employee benefit plans.

     The financial guarantees primarily relate to debt and lease obligation guarantees with expiration dates of up to twenty years issued to third parties to guarantee the performance of customers and franchisees in the fast lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements. Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. The largest of these commitments is to provide a guarantee for letters of credit issued by third parties to meet the reinsurance requirements of Pennzoil's captive insurance subsidiary. This commitment has no stated maturity and is expected to vary in amount from year to year to meet the reinsurance requirements. Reserves established for reported and incurred but not reported insurance losses in the amount of $32.3 million and $30.7 million have been recognized in Pennzoil's consolidated balance sheet as of December 31, 1993 and 1992, respectively. The credit risk to Pennzoil is mitigated by the insurance subsidiary's portfolio of high-quality short-term investments used to collateralize the letter of credit. At December 31, 1993, the collateral was valued at approximately 137% of the credit risk.

     The credit support for the Purolator credit facility is contingent upon the occurrence of an acceleration of the debt under the facility after an event of default, but only if and to the extent Purolator has incurred certain

                       PENNZOIL COMPANY AND SUBSIDIARIES
environmental expenses not covered by an indemnification agreement pursuant to which Pennzoil agreed to indemnify Purolator against necessary costs and expenses of certain environmental remediation activities currently required by the Environmental Protection Agency ("EPA") at specified Purolator sites (the indemnification is limited to remediation required solely as a result of contamination prior to the agreement) (see Note 8). In such event, Pennzoil would be required to pay to the banks an amount equal to the amount expended by Purolator for such unindemnified environmental expenses (in which case Purolator would become liable to Pennzoil for any such amount). The maximum amount of any such contingent payment is permanently reduced over time as the maximum amount available under the Purolator credit facility declines. As of December 31, 1993, the maximum amount of the contingent credit support was $23.1 million.

     In connection with Pennzoil's disposition of Purolator in December 1992, Pennzoil entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which Pennzoil agreed that, for up to five years, in the event of the termination of any or all the employee benefit plans of Purolator that are subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the inability of the PBGC in good faith to collect the amounts of any unfunded benefit liabilities under Purolator's plans from Purolator or any person controlling Purolator, Pennzoil would guarantee up to $7.0 million of such unfunded benefit liabilities.

     Following are the amounts related to Pennzoil's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 1993 and 1992.

                                                                              CONTRACT OR
                                                                           NOTIONAL AMOUNTS
                                                                         ---------------------
                                                                          1993          1992
                                                                         -------       -------
                                                                             (EXPRESSED IN
                                                                              THOUSANDS)
Financial guarantees..................................................   $16,987       $24,005
Commitments to extend financial guarantees
  Guarantee of letter of credit.......................................     2,318         8,295
  Other guarantees....................................................    20,708        13,104
Commitments to extend credit support, credit and other assistance
  Contingent credit support...........................................    23,089        30,000
  Credit and other assistance.........................................     2,160         2,885
                                                                         -------       -------
  Total financial guarantees and commitments..........................   $65,262       $78,289
                                                                         -------       -------
                                                                         -------       -------

     Pennzoil's exposure to credit loss in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include accounts receivable, inventory, equipment, real property, securities and personal assets. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Concentrations of Credit Risk --

     Pennzoil extends credit to various companies in the oil and gas, motor oil and automotive products, fast lube and sulphur industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil's overall credit risk. However, management believes that consolidated receivables are well diversified, thereby reducing potential credit risk to Pennzoil, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1993. Pennzoil's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial

                       PENNZOIL COMPANY AND SUBSIDIARIES
instruments are the same as those described above under "Financial Instruments with Off-Balance-Sheet Risk."

     At December 31, 1993, receivables related to these group concentrations in the oil and gas, motor oil and automotive products, fast lube and sulphur industries were $182.8 million, $181.4 million, $36.9 million and $8.9 million, respectively, compared with $140.5 million, $184.5 million, $32.3 million and $20.3 million, respectively, at December 31, 1992.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS --

     The carrying amounts of Pennzoil's short-term financial instruments, including cash equivalents, current marketable securities and other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments and on quoted market prices, where such prices are available.

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil's other financial instruments.

                                               DECEMBER 31, 1993           DECEMBER 31, 1992
                                            -----------------------     -----------------------
                                                          ESTIMATED                   ESTIMATED
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                            ---------     ---------     ---------     ---------
                                                         (EXPRESSED IN THOUSANDS)
Balance Sheet Financial Instruments:
  Notes receivable......................... $  53,140     $  53,703     $  36,659     $  40,750
  Long-term investments....................   668,626       847,281     1,215,654     1,258,438
  Long-term debt........................... 1,993,056     2,182,765     1,950,152     2,075,209
Off-Balance-Sheet Financial Instruments:
  Financial guarantees and commitments.....        --        11,512            --        14,671

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument included above:

  Notes Receivable --

     The estimated fair value of notes receivable is based on discounting future cash flows using estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities.

  Long-Term Investments --

     The estimated fair value of long-term investments is based on quoted market prices at year end for those investments.

  Long-Term Debt --

     The estimated fair value of Pennzoil's long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining maturities and credit quality.

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil to obtain third party letters of credit to relieve Pennzoil

                       PENNZOIL COMPANY AND SUBSIDIARIES
of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved. Reference is made to Note 4 for further information regarding off-balance-sheet financial instruments.

(6) BENEFIT PLANS --

  Retirement Plans --

     Substantially all employees are covered by non-contributory retirement plans which provide benefits based on the participants' years of service and compensation or stated amounts for each year of service. Annual contributions to the plans are made in accordance with the minimum funding provisions of ERISA where applicable, but not in excess of the maximum amount that can be deducted for federal income tax purposes.

     Net periodic pension cost for 1993, 1992 and 1991 included the following components:

                                                          1993          1992          1991
                                                         -------       -------       -------
                                                              (EXPRESSED IN THOUSANDS)
    Service cost -- benefits earned during the year...   $ 7,892       $ 7,208       $ 5,961
    Interest cost on projected benefit obligations....     9,802         8,913         8,086
    Expected return on plan assets....................    (9,753)       (9,325)       (6,663)
    Net amortization and deferral.....................       158          (456)          255
                                                         -------       -------       -------
              Net periodic pension cost...............   $ 8,099       $ 6,340       $ 7,639
                                                         -------       -------       -------
                                                         -------       -------       -------

     Actual return on plans' assets was $2.6 million, $6.2 million and $30.4 million in 1993, 1992 and 1991, respectively.

     Assumptions used were:

                                                                   AS OF DECEMBER 31
                                                             -----------------------------
                                                             1993        1992        1991
                                                             -----       -----       -----
    Discount rates........................................   7.50%       8.25%       8.50%
    Weighted average rates of increase in compensation
      levels..............................................   6.40%       7.60%       7.60%
    Expected long-term rate of return on assets...........   8.00%       8.00%       8.00%

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet:

                                    DECEMBER 31, 1993                     DECEMBER 31, 1992
                           -----------------------------------     --------------------------------
                            PLANS        PLANS                      PLANS        PLANS
                            WHERE        WHERE                      WHERE        WHERE
                           ASSETS       ACCUMULATED                 ASSETS       ACCUMULATED
                           EXCEED       BENEFITS                    EXCEED       BENEFITS
                           ACCUMULATED   EXCEED        TOTAL       ACCUMULATED   EXCEED     TOTAL
                           BENEFITS      ASSETS        PLANS       BENEFITS      ASSETS     PLANS
                           -------      --------     ---------     --------      -----     --------
                                                   (EXPRESSED IN THOUSANDS)
Actuarial present value of
  benefit obligations:
  Vested benefit
     obligation........... $43,266      $ 71,525     $ 114,791     $ 80,345      $ 617     $ 80,962
                           -------      --------     ---------     --------      -----     --------
                           -------      --------     ---------     --------      -----     --------
  Accumulated benefit
     obligation........... $46,351      $ 87,825     $ 134,176     $ 95,305      $ 690     $ 95,995
                           -------      --------     ---------     --------      -----     --------
                           -------      --------     ---------     --------      -----     --------
  Projected benefit
     obligation........... $46,384      $104,697     $ 151,081     $118,908      $ 690     $119,598
Plan assets at fair
  value...................  55,194        69,906       125,100      121,210        570      121,780
                           -------      --------     ---------     --------      -----     --------
Projected benefit
  obligation (in excess
  of) less than plan
  assets..................   8,810       (34,791)      (25,981)       2,302       (120)       2,182
Unrecognized net
  (gain) loss.............  (5,725)        9,717         3,992      (11,373)       (21)     (11,394)
Prior service cost not
  yet recognized in net
  periodic pension cost...   5,382        14,309        19,691        7,920         53        7,973
Unrecognized net
  obligation (asset)......  (1,865)          174        (1,691)      (1,961)        66       (1,895)
Minimum liability
  adjustment..............      --        (7,328)       (7,328)          --        (98)         (98)
                           -------      --------     ---------     --------      -----     --------
Pension liability (asset)
  recognized in the
  Consolidated
  Balance Sheet........... $ 6,602      $(17,919)    $ (11,317)    $ (3,112)     $(120)    $ (3,232)
                           -------      --------     ---------     --------      -----     --------
                           -------      --------     ---------     --------      -----     --------

     The plans' assets include equity securities, common trust funds and various debt securities.

     Unrecognized prior service cost is amortized on a straight-line basis over a period equal to the average of the expected future service of active employees expected to receive benefits under the respective plans.

  Postretirement Health Care and Life Insurance Benefits --

     Pennzoil sponsors several unfunded defined benefit postretirement plans covering most salaried and hourly employees. The plans provide medical and life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with Pennzoil's expressed intent to increase, where possible, contributions from future retirees to a minimum of 30% of the total annual cost. Furthermore, Pennzoil's future contributions for both current and future retirees have been limited, where possible, to 200% of the average 1992 benefit cost.

     In December 1991, Pennzoil announced its decision to change its method of accounting for postretirement benefit costs other than pensions by adopting the new requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1991. Previous 1991

                       PENNZOIL COMPANY AND SUBSIDIARIES
interim period results were restated as a result of adopting the new standard. Pennzoil recorded a charge of $49.0 million ($74.2 million before tax), or $1.21 per share, as of the first quarter of 1991 to reflect the cumulative effect of the change in accounting principle for periods prior to 1991. The first quarter charge included $11.4 million ($17.3 million before tax) related to the cumulative effect of the change in accounting principle associated with Purolator. In addition to the cumulative effect, Pennzoil's 1991 postretirement health care and life insurance costs increased $1.7 million ($2.6 million before tax), or $.04 per share, as a result of adopting the new standard.

     Net periodic postretirement benefit cost for 1993, 1992 and 1991 included the following components:

                                                              1993      1992      1991
                                                             ------    ------    ------
                                                              (EXPRESSED IN THOUSANDS)
        Service cost -- benefits attributed to service
          during the period................................. $1,085    $  895    $  707
        Interest cost on accumulated postretirement benefit
          obligation........................................  5,644     5,343     5,120
        Amortization of unrecognized net losses.............    297       112        --
                                                             ------    ------    ------
        Net periodic postretirement benefit cost............ $7,026    $6,350    $5,827
                                                             ------    ------    ------
                                                             ------    ------    ------

     The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet at December 31, 1993 and 1992:

                                                                  1993          1992
                                                                 -------       -------
                                                                     (EXPRESSED IN
                                                                      THOUSANDS)
        Accumulated postretirement benefit obligation:
          Retirees............................................   $59,163       $51,939
          Fully eligible active plan participants.............     6,910         4,583
          Other active plan participants......................    11,972        11,310
                                                                 -------       -------
        Total accumulated postretirement benefit obligation...    78,045        67,832
        Unrecognized net loss from changes in assumptions.....   (17,526)       (9,265)
                                                                 -------       -------
        Accrued postretirement benefit cost...................   $60,519       $58,567
                                                                 -------       -------
                                                                 -------       -------

     For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to decrease gradually to 7% through the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $3.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.3 million.

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1993 and 1992 were 7.5% and 8.25%, respectively.

  Contribution Plans --

     Pennzoil has defined contribution plans covering substantially all employees who have completed one year of service. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation are matched between 50% and 100% by Pennzoil. The cost of such company contributions totaled $9.4 million in 1993, $9.1 million in 1992 and $8.1 million in 1991.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Postemployment Benefits --

     In November 1992, the FASB issued a new standard on accounting for postemployment benefits. This standard requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amounts can be reasonably estimated. If those four conditions are not met, the employer should recognize the obligation to provide postemployment benefits when it is probable that a liability has been incurred and the amount can be reasonably estimated. Adoption of the standard by Pennzoil is required effective January 1, 1994. The standard does not represent a significant change from Pennzoil's current policy of recognizing postemployment benefit costs. As such, adoption of the standard will not have a material effect on Pennzoil's financial condition or results of operations.

(7) CAPITAL STOCK AND STOCK OPTIONS --

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 9,747,720 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1993.

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 27,862,924 shares of preference common stock. None of these shares were issued or outstanding at December 31, 1993. Dividend rights on any preference common stock are junior to the rights of any preferred stock and senior to the rights of Pennzoil's common stock.

     In September 1993, Pennzoil completed the sale, pursuant to underwritten public offerings, of 5,000,000 shares of its common stock at a price of $62.50 per share. As of December 31, 1993, 45,910,307 shares of Pennzoil common stock were issued and outstanding.

     The net proceeds from the sale of the shares of Pennzoil common stock offered, prior to the payment of expenses, totaled approximately $303.3 million. Primarily utilizing funds from such offerings, Pennzoil redeemed an aggregate of $292.5 million principal amount of Pennzoil's debentures (see Note 3). Pro forma earnings per share for the year ended December 31, 1993, assuming the stock offering and redemption of debentures had occurred at the beginning of 1993, was $3.43 per share.

     At December 31, 1993, Pennzoil had 2,694,418 shares of common stock reserved for issuance upon the exercise of stock options and the maturity of conditional stock awards.

     At December 31, 1993, Pennzoil had nonqualified and incentive stock option plans covering a total of 2,620,565 shares of common stock (compared to 2,673,848 shares at December 31, 1992), of which 605,140 shares were available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1993, expiration dates for the outstanding options ranged from March 1994 to December 2003 and the average exercise price per share was $63.55. Payment of the exercise price may be made in cash or in shares of common stock previously owned by the optionee, valued at the then-current market value.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Additional information with respect to the stock option plans is as follows:

                                                          NUMBER OF SHARES         OPTION PRICE
                                                            UNDER OPTION         RANGE PER SHARE
                                                          ----------------     --------------------
Outstanding at December 31, 1992.......................       1,651,729        $29.3928 to $80.8125
  Granted..............................................         436,490        $49.6875 to $55.2500
  Exercised............................................          41,371        $29.3928 to $55.8750
  Lapsed...............................................          31,423        $29.3928 to $80.3750
                                                          ----------------
Outstanding at December 31, 1993.......................       2,015,425        $29.3928 to $80.8125
                                                          ----------------
                                                          ----------------
Exercisable at December 31, 1993.......................       1,184,927        $29.3928 to $80.8125
                                                          ----------------
                                                          ----------------

     In 1993, 24,150 units of common stock were granted to selected employees under Pennzoil's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares equal to the number of units granted. At December 31, 1993, units covering 73,853 shares were outstanding (compared to 50,033 shares at December 31, 1992). In 1992, 24,200 shares of common stock were distributed to selected employees upon maturity of awards granted under Pennzoil's conditional stock award programs.

(8) COMMITMENTS AND CONTINGENCIES --

  Tax Dispute --

     In 1988, Pennzoil received $3.0 billion from Texaco Inc. ("Texaco") in settlement of all litigation between Pennzoil and Texaco arising out of Texaco's tortious interference with Pennzoil's contractual rights to purchase a minority interest in Getty Oil Company. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net Texaco settlement proceeds.

     For financial reporting purposes, Pennzoil reported an extraordinary gain of $1.656 billion (after expenses and estimated current and deferred taxes), or $42.62 per share, associated with the $3.0 billion in cash received from Texaco in April 1988.

     For federal income tax purposes, Pennzoil originally reported that it recognized no gain upon receipt of the $3.0 billion and obtained no tax basis in the Chevron shares. Pennzoil's reporting position was based on its belief that, under Section 1033 of the Internal Revenue Code, the $3.0 billion received from Texaco was an amount realized as a result of the involuntary conversion of property and that the Chevron shares were similar or related in service or use to the property converted by Texaco. During 1990 and 1991, Pennzoil recalculated its 1988 federal income tax liability to recognize approximately $800 million of income, being the excess of the $3.0 billion received over the amount expended to acquire Chevron shares. As a result of these adjustments, current taxes were increased, and deferred taxes were decreased, by $120.4 million in 1990 and $13.2 million in 1991. In addition, Pennzoil paid interest on such taxes of $17.6 million during 1990 and $3.7 million in 1991.

     In January 1994, Pennzoil received a letter and examination report from the District Director of the IRS that proposes a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. The examination report proposes two principal adjustments with which Pennzoil disagrees.

     The first adjustment challenges Pennzoil's position under Section 1033 of the Internal Revenue Code that (i) at least $2.2 billion of the $3.0 billion cash payment received from Texaco in 1988 in settlement of certain litigation was realized as a result of the involuntary conversion of property and (ii) the shares of Chevron common stock purchased with $2.2 billion of the net Texaco settlement proceeds were similar or related in service or use to the property converted by Texaco. Although these issues have not been resolved, Pennzoil

                       PENNZOIL COMPANY AND SUBSIDIARIES
believes that its position is sound, and it intends to contest the proposed adjustment in court unless an acceptable settlement is reached. The proposed tax deficiency relating to this proposed adjustment is $550.9 million, net of available offsets. Pennzoil estimates that the additional after-tax interest on this proposed deficiency would be approximately $234.3 million as of December 31, 1993. If Pennzoil's position is not sustained by the courts, Pennzoil would be required to pay the assessed taxes, plus the accrued interest, and Pennzoil's tax basis in the shares of common stock of Chevron and Pennzoil Petroleum (see
Note 10) would be Pennzoil's cost. Pennzoil's consolidated financial statements do not include an accrual for the interest that would be due in such event.

     The second adjustment proposed by the IRS would permanently capitalize, rather than allow Pennzoil to deduct, approximately $366 million incurred by Pennzoil in 1988 and earlier years for litigation and related expenses in connection with the Texaco settlement, even if it were determined that the entire $3.0 billion is includable in Pennzoil's 1988 taxable income. Pennzoil believes that this proposed adjustment is irrational and capricious and will not be sustained in court. The proposed tax deficiency relating to the disallowance of deductions is $124.6 million, and the estimated additional after-tax interest on this proposed deficiency would be approximately $46.7 million as of December 31, 1993. If the deductions for legal and related expenses were ultimately disallowed, Pennzoil would be required to pay the assessed taxes, plus the accrued interest. Pennzoil's consolidated financial statements do not include an accrual for the taxes that would be assessed as a result of the proposed disallowance of deductions or the related interest that would be due in such event.

     Pennzoil has formally protested the IRS' proposed tax deficiency in writing within the required 30-day time period. The issue has been forwarded to the IRS Appeals Office, which is empowered to settle disputes with taxpayers, taking into account the hazards of litigation. If Pennzoil and the IRS Appeals Office are unable to reach a negotiated resolution of these tax issues, the IRS would forward a letter requiring Pennzoil to pay the assessed taxes, plus the accrued interest, within 90 days, unless Pennzoil files a petition with the United States Tax Court. If Pennzoil were to choose to file suit in the Tax Court, Pennzoil would not pay any taxes unless and until the Tax Court rendered a judgment against Pennzoil, but interest would continue to accrue on any taxes ultimately determined to be due. Alternatively, Pennzoil would be entitled to choose to pay the assessed taxes, plus the accrued interest, and file a claim for a refund in either the United States Court of Claims or the United States District Court for the Southern District of Texas. Paying the assessed taxes would halt the accrual of interest on any taxes finally determined to be owing by Pennzoil. In such event, any refund to Pennzoil would include a refund by the IRS of the prior interest paid by Pennzoil, as well as a payment by the IRS of additional interest accrued on the assessed taxes previously paid by Pennzoil. If litigation is necessary, a case of this kind would normally take several years in the absence of a settlement, which could occur at any stage in the process.

     Pennzoil had cash and cash equivalents and current marketable securities and other investments of $946.6 million at December 31, 1993 and approximately $850 million at March 1, 1994. As a result of these available liquid assets and Pennzoil's available credit facilities, Pennzoil believes that it has the financial flexibility to deal with any eventuality that may occur in connection with the dispute with the IRS, including the possibility of paying the taxes assessed, plus the accrued interest, and suing for a refund if Pennzoil is not able to resolve the disputed matters through discussions with the IRS.

     Deferred income taxes originally resulted from the timing difference in the recognition of the settlement income for tax and financial reporting purposes under the deferred method of accounting for income taxes and not from the accrual of a contingency reserve for taxes due in the event Pennzoil's tax reporting position ultimately were determined to be incorrect. Under the liability method of accounting for income taxes adopted by Pennzoil in December 1992, since the excess of the financial reporting basis over the tax basis of Pennzoil's investment in Pennzoil Petroleum is not expected to result in a future income tax liability, deferred income taxes attributable to the 15,750,000 shares of Chevron common stock exchanged for the stock of Pennzoil

                       PENNZOIL COMPANY AND SUBSIDIARIES

Petroleum have been reflected as a reduction of the cost of Pennzoil's investment in Pennzoil Petroleum. Deferred income taxes remain related to the 9,035,518 shares of Chevron common stock currently owned by Pennzoil (see Note
10).

  Curtailment Litigation --

     United Gas Pipe Line Company ("United"), a former subsidiary of Pennzoil, curtailed deliveries of natural gas to its customers in accordance with priorities contained in its tariffs during the 1970s and early 1980s. Several lawsuits filed by industrial and power plant "direct sale" customers for damages allegedly caused by curtailments were brought against United, and Pennzoil was joined as a defendant in five of these suits. The only remaining suit against United involving Pennzoil is an action filed in the United States District Court for the Southern District of Mississippi on November 14, 1974 by Mississippi Power Co. ("MPCo"), which alleges damages of approximately $44.7 million and seeks to have such damages trebled pursuant to federal antitrust laws. In related proceedings before the Federal Energy Regulatory Commission ("FERC"), MPCo has introduced evidence indicating that its claimed damages (before trebling) have increased to approximately $88.2 million. The judge in the MPCo case has referred certain issues to the FERC and stayed all proceedings pending action by the FERC. No action has been taken to remove the stay. Pennzoil believes that it has no liability for any action it has taken or omitted to take, that it can successfully defend itself in the action and that the final outcome of the case will not have a material adverse effect on its financial condition or results of operations.

  Eaton v. Pennzoil Company --

     In December 1992, two former employees of Pennzoil filed a purported class action lawsuit in the United States District Court for the Southern District of Texas, Galveston Division. The suit alleges that one of Pennzoil's deferred compensation plans had been improperly administered because of the absence of an adjustment under the plan for a significant event occurring in 1988 in determining the value of awards under the plan maturing in 1988 and 1990. The plaintiffs allege breach of contract, common law fraud and breach of fiduciary duty and seek compensatory and consequential damages of $40.0 million and punitive damages of $400.0 million. Pennzoil believes that the plan was administered properly and the lawsuit is without merit. In October 1993, the court granted Pennzoil's motion for summary judgment. The plaintiffs have appealed. Pennzoil believes that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

  Environmental Matters --

     Pennzoil is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Pennzoil's consolidated financial statements. Pennzoil adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     In connection with Pennzoil's disposition of Purolator, Pennzoil and Purolator entered into an indemnification agreement pursuant to which Pennzoil has agreed to reimburse Purolator for costs and expenses of certain environmental remediation relating to a plant operated by Purolator in Elmira Heights, New York, and certain environmental remediation, if any, relating to one other site located near the Elmira facility and a

                       PENNZOIL COMPANY AND SUBSIDIARIES
landfill site located in Metamora, Michigan. The indemnification provided by Pennzoil applies to all remediation required by Purolator under CERCLA that has been identified at the Elmira facility in the EPA's September 1992 Record of Decision with respect to the Elmira facility, but does not extend to certain additional environmental expenditures relating to the Elmira facility or other sites for which Purolator is or may be held responsible. Pennzoil had a reserve of $16.3 million and a $17.7 million recorded with respect to its obligations under its indemnification agreement with Purolator as of December 31, 1993 and 1992, respectively. Reference is made to Note 11 for additional information.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1993 and 1992, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $33.1 and $34.2 million, respectively, which amounts include reserves with respect to Pennzoil's obligations under its indemnification agreement with Purolator referred to in the previous paragraph. Of these reserves, $4.8 million and $4.9 million is reflected on the consolidated balance sheet as other current liabilities as of December 31, 1993 and 1992, respectively, and $28.3 million and $29.3 million is reflected as other liabilities as of December 31, 1993 and 1992, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material amounts in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be less than the threshold deemed by the EPA or recognized by the relevant group of PRPs as being de minimis (and as a result Pennzoil's monetary exposure is not expected to be material).

  FTC Matters --

     The Federal Trade Commission ("FTC") has inquired as to Pennzoil's reliance on the investment exemption of Section 7A(c)(9) and Rule 802.9 under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with Pennzoil's investment in common stock of other entities. Pennzoil has provided the requested information to the FTC and has cooperated with the FTC in response to the inquiry.

  Franchisee Litigation --

     Certain current and former Jiffy Lube franchisees have brought suit against Jiffy Lube to challenge various matters relating to the franchisor-franchisee relationship. Certain of the suits have included allegations against Pennzoil and/or Pennzoil Products Company ("PPC"), a wholly owned subsidiary of Pennzoil, as well. These franchisee lawsuits generally contain allegations of, among other things, certain misrepresentations by Jiffy Lube in connection with the execution of franchise and licensing agreements, certain breaches of these agreements by Jiffy Lube and/or certain breaches of fiduciary duty by Jiffy Lube. In some cases, conflicts of interest or conspiracy between Jiffy Lube and Pennzoil are also alleged. Pennzoil believes that the allegations in these lawsuits stem primarily from previous uncertainties surrounding Jiffy Lube's financial condition, financial difficulties experienced by certain franchisees and franchisees' concerns relating to the adequacy of services provided by Jiffy Lube prior to Pennzoil's initial acquisition of Jiffy Lube stock in January 1990 (see Note 10). Jiffy Lube, Pennzoil and/or PPC, as the case may be, have each denied the material allegations against them and intend to defend these actions vigorously. Pennzoil does not believe that the final outcome of these cases will have a material adverse effect on its financial condition or results of operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

(9) LEASES --

     As Lessee -- Pennzoil leases various assets and office space with lease periods of 1 to 20 years. Additionally, Pennzoil's wholly owned subsidiary Jiffy Lube leases sites and equipment which are subleased to franchisees or used in the operation of automotive fast lubrication and fluid maintenance service centers operated by Jiffy Lube. The typical lease period for the service centers is 20 years with escalation clauses generally increasing the lease payments by 9% every third year, with some leases containing renewal options generally for periods of five years. These leases, excluding leases for land that are classified as operating leases, are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     Certain operating and capital lease payments are contingent upon such factors as the consumer price index or the prime interest rate with any future changes reflected in income as accruable. The effects of these changes are not considered material.

     Total operating lease rental expenses for Pennzoil (exclusive of oil and gas lease rentals) were $59.6 million, $56.2 million and $49.7 million for 1993, 1992 and 1991, respectively. Non-current capital lease obligations are classified as other liabilities in the accompanying consolidated balance sheet.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1993 are as follows:

                                                                          AMOUNTS PAYABLE
                                                                             AS LESSEE
                                                                      ------------------------
                                                                      CAPITAL         OPERATING
                                                                       LEASES          LEASES
                                                                      --------        --------
                                                                      (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1994...............................................................   $ 11,847        $ 53,871
1995...............................................................     11,853          46,756
1996...............................................................     11,930          40,065
1997...............................................................     12,186          34,834
1998...............................................................     12,482          34,124
Thereafter.........................................................    118,830         194,454
                                                                      --------        --------
Net minimum lease payments.........................................   $179,128        $404,104
                                                                                      --------
                                                                                      --------
Less interest......................................................     94,424
                                                                      --------
Present value of net minimum lease payments at December 31, 1993...   $ 84,704
                                                                      --------
                                                                      --------

     Assets recorded under capital lease obligations of $65.3 million and $20.2 million at December 31, 1993 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

     As Lessor -- Pennzoil, through its wholly owned subsidiary Jiffy Lube, owns or leases numerous service center sites which are leased or subleased to franchisees. Buildings owned or leased that meet the criteria for direct financing leases are carried at the gross investment in the lease less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease. Any buildings leased or subleased that do not meet the criteria for a direct financing lease and any land leased or subleased are accounted for as operating leases. The typical lease period is 20 years and some leases contain renewal options. The franchisee is responsible for the payment of property taxes, insurance and maintenance costs related to the leased property. The net investment in direct financing leases is classified as other assets in the accompanying consolidated balance sheet.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1993 are as follows:

                                                                         AMOUNTS RECEIVABLE
                                                                              AS LESSOR
                                                                       -----------------------
                                                                       DIRECT
                                                                       FINANCING      OPERATING
                                                                       LEASES          LEASES
                                                                       -------        --------
                                                                            (EXPRESSED IN
                                                                             THOUSANDS)
YEAR ENDING DECEMBER 31:
1994................................................................   $ 4,838        $  9,048
1995................................................................     4,899           8,429
1996................................................................     4,953           8,383
1997................................................................     5,050           8,221
1998................................................................     5,119           7,796
Thereafter..........................................................    49,593          58,804
                                                                       -------        --------
Net minimum lease payment receivables...............................    74,452        $100,681
                                                                                      --------
                                                                                      --------
Less unearned income................................................    39,760
                                                                       -------
Net investment in direct financing leases at December 31, 1993......   $34,692
                                                                       -------
                                                                       -------

(10) ACQUISITIONS --

  Acquisition of Pennzoil Petroleum --

     In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock has been accounted for using the purchase method of accounting, and Pennzoil Petroleum's results of operations subsequent to October 30, 1992 have been included in Pennzoil's consolidated financial statements. The fair market value of the 15,750,000 shares of Chevron common stock exchanged for the capital stock of Pennzoil Petroleum approximated Pennzoil's historical book value for such shares of $1.06 billion. Accordingly, Pennzoil used the net book value of the Chevron shares exchanged for purposes of purchase accounting.

     Included in the assets of Pennzoil Petroleum at the time of the transfer to Pennzoil was $57.4 million in cash contributed by Chevron to Pennzoil Petroleum immediately prior to closing, representing the net cash flow from Pennzoil Petroleum's operations during the four-month period between the "effective date" and the closing date of the transaction, after reduction as a result of nonrecurring closing adjustments of approximately $11 million. As a result of an audit completed during 1993, Chevron contributed an additional $9.9 million in cash to Pennzoil Petroleum, representing an adjustment to the initial $57.4 million cash contribution made by Chevron to Pennzoil Petroleum prior to closing. This additional contribution from Chevron was accounted for as an adjustment to the original purchase price of Pennzoil Petroleum.

     The following unaudited pro forma information has been prepared assuming that the acquisition of Pennzoil Petroleum had occurred at the beginning of the periods presented. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, Pennzoil believes that this

                       PENNZOIL COMPANY AND SUBSIDIARIES
unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisition of Pennzoil Petroleum been consummated as of the assumed dates.

                                                                   1992           1991
                                                                 ---------      ---------
                                                                       (UNAUDITED)
                                                                 (EXPRESSED IN THOUSANDS
                                                                     EXCEPT PER SHARE
                                                                         AMOUNTS)
    Revenues..................................................   $2,659,032     $2,698,027
                                                                 ----------     ----------
    Income (loss) before extraordinary item and
      cumulative effect.......................................   $   42,417      $ (26,511)
                                                                 ----------      ---------
    Net income (loss).........................................   $  141,508      $ (75,485)
                                                                  ----------     ---------
    Earnings (loss) per share.................................   $     3.49      $   (1.87)
                                                                  ----------     ----------
    Average shares outstanding................................       40,582         40,347
                                                                  ----------     ----------
                                                                  ----------     ----------

  Acquisition of Jiffy Lube --

     On January 8, 1990, Jiffy Lube, Pennzoil and Jiffy Lube's senior unsecured creditors consummated a plan of debt restructuring for Jiffy Lube, which resulted in the restructuring and reduction of Jiffy Lube's senior unsecured debt and the acquisition by Pennzoil of 80% of the common stock of Jiffy Lube. In connection with the Jiffy Lube debt restructuring plan, Pennzoil paid $28.5 million in cash to or on behalf of Jiffy Lube and exchanged Pennzoil's $15.0 million principal amount of Jiffy Lube's 12% Convertible Subordinated Debenture (including accrued and unpaid interest) as consideration for the shares of Jiffy Lube common stock acquired.

     The acquisition was accounted for using the purchase method of accounting, and the results of operations of Jiffy Lube have been included in Pennzoil's consolidated statement of income subsequent to January 8, 1990.

     On August 5, 1991, a newly formed Pennzoil subsidiary commenced a tender offer to acquire all Jiffy Lube shares not already owned by Pennzoil at a price of $6.00 per share, or approximately $9.3 million in the aggregate. Pursuant to the tender offer, Pennzoil acquired additional Jiffy Lube common stock, as a result of which Pennzoil held directly or indirectly in excess of 93% of the outstanding Jiffy Lube common stock.
A merger between Jiffy Lube and the newly formed Pennzoil subsidiary became effective as of October 17, 1991, pursuant to which each remaining Jiffy Lube share not owned by Pennzoil was converted into the right to receive $6.00 in cash. As a result of the merger, Jiffy Lube is now a wholly owned subsidiary of Pennzoil.

(11) DISCONTINUED OPERATIONS --

  Filtration Products Segment --

     In early 1990, Pennzoil decided to sell or otherwise dispose of Purolator. In connection with this decision, Pennzoil recorded a 1989 fourth quarter write-down of $125.0 million to reflect the estimated loss to be incurred from the then anticipated sale or other disposition of Purolator's filtration products operations, including estimated future costs and operating results from the segment until the date of disposition.

     In August 1991, Pennzoil concluded that, because of Purolator's improved performance, the intrinsic value of Purolator could be more effectively realized by retaining Purolator. Accordingly, in the third quarter of 1991, Pennzoil reclassified Purolator's net assets and results of operations for all periods as part of continuing operations. As a result of Pennzoil's decision to retain Purolator, the remaining reserve of $115.7 million for the estimated loss on the disposition of Purolator originally established in the fourth quarter of 1989 was reversed. Concurrent with the reversal of the reserve, Pennzoil recorded a provision of $108.0 million ($88.0 million after tax) to reflect losses due to asset impairment and other identified liabilities

                       PENNZOIL COMPANY AND SUBSIDIARIES
related to Purolator. The following is a summary of the write-downs and other charges provided during the three months ended September 30, 1991 (in millions):

        Write-down of goodwill..............................................  $ 48.0
        Reserve for environmental costs.....................................    30.0
        Adjustment to postretirement benefit liability established at
          acquisition.......................................................    16.5
        Other write-downs and charges.......................................    13.5
                                                                              ------
                                                                              $108.0
                                                                              ------
                                                                              ------

  (a) Write-Down of Goodwill --

     In connection with the August 1991 decision not to dispose of Purolator, Pennzoil assessed the potential for loss recognition resulting from asset impairment and concluded that a portion of Purolator's goodwill was permanently impaired. Accordingly, a write-down of approximately $48.0 million was recorded.

  (b) Reserve for Environmental Costs --

     Purolator is involved in certain waste disposal areas in which it has been alleged that it is a potentially responsible party under CERCLA or similar state legislation. In connection therewith, charges totaling $30.0 million were recorded to reflect a reserve for estimated cleanup and compliance costs.

  (c) Adjustment to Postretirement Benefit Liability Established at Acquisition
- --

     In connection with Pennzoil's 1988 acquisition of Purolator, a liability was established in the purchase price allocation for vested postretirement benefit obligations attributable to a specific group of Purolator retirees. Based on revised actuarial estimates, Pennzoil concluded that the remaining liability established for these retirees was understated and recorded a charge against earnings of $16.5 million. As of December 31, 1991, the net assets of discontinued operations have been reduced by a liability of $43.9 million attributable to these vested postretirement benefit obligations.

  (d) Other Write-Downs and Charges --

     Write-downs of other individually non-significant assets of approximately $10.0 million were recorded representing Pennzoil's estimate of the net realizability of those investments. In addition, other charges of approximately $3.5 million were recorded to reflect other identified liabilities.

  Public Offerings --

     In October 1992, as a result of Pennzoil's conclusion that disposal of Purolator's filtration products operations would enhance Pennzoil's efforts to focus on its strategic businesses and to reduce indebtedness, Purolator filed a registration statement pursuant to which Pennzoil offered to the public all shares of Purolator stock held by Pennzoil. Accordingly, Purolator's net assets and results of operations for all periods have been reclassified as discontinued operations for financial reporting purposes. In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator. The total amount received by Pennzoil, prior to the payment of expenses, from the net proceeds of the offerings and the repayment of indebtedness by Purolator was $206.0 million. Pennzoil also expects to receive a tax refund of approximately $23 million as a result of the transaction. Pennzoil recorded a net gain on the disposition of Purolator stock of $1.5 million ($20.0 million before tax loss), or $.04 per share, in the fourth quarter of 1992.

     In connection with Pennzoil's disposition of Purolator, Pennzoil and Purolator entered into an indemnification agreement with respect to certain environmental matters (see Note 8). In addition, Pennzoil entered into an agreement with certain banks to provide contingent credit support for a Purolator credit facility and an

                       PENNZOIL COMPANY AND SUBSIDIARIES
agreement with a government agency with respect to guarantees of benefits under certain of Purolator's employee benefit plans (see Note 4).

     Income from discontinued operations is as follows:

                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                                  1992          1991
                                                                --------      --------
                                                                    (EXPRESSED IN
                                                                      THOUSANDS)
        Operating revenues...................................   $402,856      $402,436
                                                                --------      --------
                                                                --------      --------
        Income (loss) from operations before income taxes....   $ 17,999      $(96,964)
        Income tax (benefit).................................      7,791       (14,846)
                                                                --------      --------
        Income (loss) from operations........................     10,208       (82,118)
        Gain on disposition..................................      1,455            --
        Income from operations previously offset against
          reserve for estimated loss on disposition..........         --        (3,706)
        Reversal of remaining reserve for estimated loss on
          disposition........................................         --       115,742
                                                                --------      --------
        Income from discontinued operations..................   $ 11,663      $ 29,918
                                                                --------      --------
                                                                --------      --------

(12) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by industry segment is presented in Item 1, Business and Item 2, Properties of this Annual Report on Form 10-K.

                       PENNZOIL COMPANY AND SUBSIDIARIES

        SUPPLEMENTAL FINANCIAL AND STATISTICAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS(1) --

                                                                                    EARNINGS (LOSS)
                                                         INCOME                       PER SHARE(3)
                                                         (LOSS)                     ----------------
                                                         BEFORE                     BEFORE
                                                        EXTRAORDINARY               EXTRAORDINARY
                                                         ITEMS                      ITEMS
                                                          AND           NET          AND        NET
                                          OPERATING     CUMULATIVE     INCOME       CUMULATIVE INCOME
                           REVENUES       INCOME(2)      EFFECT        (LOSS)       EFFECT     (LOSS)
                          ----------      --------      --------      --------      -----      -----
1993                                  (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
First Quarter..........   $  650,541      $ 94,694      $ 21,525      $ 21,525      $ .53      $ .53
Second Quarter.........      685,177       113,997        34,239        29,515        .84        .72
Third Quarter..........      655,867       103,934        12,036        (1,620)       .29       (.04)
Fourth Quarter.........      790,782       151,916        92,436        92,436       2.01       2.01
                          ----------      --------      --------      --------      -----      -----
                          $2,782,367      $464,541      $160,236      $141,856      $3.80      $3.36
                          ----------      --------      --------      --------      -----      -----
                          ----------      --------      --------      --------      -----      -----
     1992
First Quarter..........   $  547,856      $ 47,212      $(10,694)     $105,009      $(.26)     $2.59
Second Quarter.........      588,662        73,713        10,873        10,873        .27        .27
Third Quarter..........      599,913        72,566        10,466        10,466        .26        .26
Fourth Quarter.........      620,250        94,868        18,428         1,816        .45        .04
                          ----------      --------      --------      --------      -----      -----
                          $2,356,681      $288,359      $ 29,073      $128,164      $ .72      $3.16
                          ----------      --------      --------      --------      -----      -----
                          ----------      --------      --------      --------      -----      -----

- ---------------

(1) Reference is made to Notes 1, 2, 3 and 10 of Notes to Consolidated Financial Statements for information on items affecting quarterly results.

(2) Operating income is defined as net revenues less costs and operating expenses.

(3) The total of the 1993 quarterly earnings (loss) per share amounts presented does not equal the annual 1993 earnings per share amount primarily due to the issuance of 5 million shares of Pennzoil's common stock during September 1993. Reference is made to Note 7 of Notes to Consolidated Financial Statements for additional information.

OIL AND GAS INFORMATION

  Estimated Quantities of Proved Oil and Gas Reserves

     Presented on the following page are Pennzoil's estimated net proved oil and gas reserves as of December 31, 1993, 1992 and 1991. Reserves in the United States are located onshore in all the main producing states (except Alaska) and offshore Alabama, California, Louisiana, Mississippi and Texas. Foreign reserves are located in Canada.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

     The estimates of proved oil and gas reserves have been prepared by Ryder Scott Company Petroleum Engineers ("Ryder Scott") and are based on data supplied by Pennzoil. The reports of Ryder Scott, which include a description of the basis used in preparing the estimated reserves, are included as exhibits to Pennzoil's Annual Reports on Form 10-K for the respective years. Oil includes crude oil, condensate and natural gas liquids.

PROVED OIL RESERVES
(MILLIONS OF BARRELS)

                                               1993                        1992                       1991
                                      -----------------------     -----------------------     ---------------------
                                      UNITED                      UNITED                      UNITED
                                      STATES    FOREIGN TOTAL     STATES    FOREIGN TOTAL     STATES   FOREIGN TOTAL
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
Proved developed and undeveloped
  reserves
  Beginning of year................     218       2       220       137       2       139      153       3      156
    Revisions of previous estimates
      -- economics.................     (14)     --       (14)        1      --         1      (12)     --      (12)
      -- performance and other.....       7      --         7         1      --         1        4      --        4
    Extensions and discoveries.....      15      --        15         8      --         8        4      --        4
    Estimated production...........     (24)     --       (24)      (15)     --       (15)     (12)     (1)     (13)
    Purchases of minerals in
      place(1)(2)..................       5      --         5        93      --        93       --      --       --
    Sales of minerals in
      place(2).....................      (8)     --        (8)       (7)     --        (7)      --      --       --
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
  End of year......................     199       2       201       218       2       220      137       2      139
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
Proved developed reserves
  Beginning of year................     181       2       183       108       2       110      112       3      115
  End of year......................     162       2       164       181       2       183      108       2      110

PROVED NATURAL GAS RESERVES
(BILLIONS OF CUBIC FEET)

                                               1993                        1992                       1991
                                      -----------------------     -----------------------     ---------------------
                                      UNITED                      UNITED                      UNITED
                                      STATES    FOREIGN TOTAL     STATES    FOREIGN TOTAL     STATES   FOREIGN TOTAL
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
Proved developed and undeveloped
  reserves(2)
  Beginning of year.................  1,617      35     1,652       892      34       926      892      35      927
    Revisions of previous estimates
      -- economics..................     (7)     --        (7)        5      (2)        3       (7)     --       (7)
      -- performance and other......      6       1         7         4       2         6       56      (1)      55
    Extensions and discoveries......    117       5       122        78       2        80      101       1      102
    Estimated production............   (220)     (3)     (223)     (161)     (1)     (162)    (147)     (1)    (148)
    Purchases of minerals in
      place(1)(2)...................     91      --        91       823      --       823       --      --       --
    Sales of minerals in place(2)...   (151)     --      (151)      (24)     --       (24)      (3)     --       (3)
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
End of year.........................  1,453      38     1,491     1,617      35     1,652      892      34      926
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
                                      -----     ---     -----     -----     ---     -----     ----     ---     ----
Proved developed reserves(3)
  Beginning of year.................  1,412      34     1,446       803      34       837      842      35      877
  End of year.......................  1,306      35     1,341     1,412      34     1,446      803      34      837

- ---------------

 (1) Purchases of minerals in place for 1992 include proved developed and undeveloped reserves attributable to Pennzoil Petroleum as of the date of acquisition (October 30, 1992).

 (2) Purchases and sales of minerals in place for 1993 include 5 million barrels of oil and 91 billion cubic feet ("Bcf ") of natural gas and 4 million barrels of oil and 93 Bcf of natural gas, respectively, associated with asset swaps.

 (3) United States natural gas reserves for 1993, 1992 and 1991 exclude 162 Bcf, 124 Bcf and 129 Bcf, respectively, of carbon dioxide gas for sale or use in company operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The following table shows the aggregate capitalized costs related to oil and gas producing activities and related accumulated depreciation, depletion and amortization and valuation allowances.

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1993        1992
                                                                           -------     -------
                                                                              (EXPRESSED IN
                                                                                MILLIONS)
Capitalized costs
  Proved properties.....................................................   $ 3,869     $ 4,123
  Unproved properties...................................................       233         187
                                                                           -------     -------
                                                                             4,102       4,310
  Accumulated depreciation, depletion, amortization and valuation
     allowances.........................................................    (2,372)     (2,558)
                                                                           -------     -------
                                                                           $ 1,730     $ 1,752
                                                                           -------     -------
                                                                           -------     -------

     The following table shows costs incurred in oil and gas producing activities (whether charged to expense or capitalized).

                                                     YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------------
                                    1993                       1992                      1991
                            ------------------------   ----------------------   ---------------------
                            UNITED                     UNITED                   UNITED
                            STATES  FOREIGN(1) TOTAL   STATES  FOREIGN  TOTAL   STATES  FOREIGN TOTAL
                            ------  ---------- -----   ------  -------  -----   ------  ------- -----
                                                     (EXPRESSED IN MILLIONS)

Costs incurred in oil and
  gas producing activities
     Property
       acquisition(2)
       Unproved............ $  4    $110       $114     $   12  $  1    $   13    $  7    $  1   $  8
       Proved..............    2      --          2        999    --       999       3      --      3
     Exploration...........   97       7        104         23     2        25      67      14     81
     Development...........  160      --        160         67     5        72     101       1    102
                            ----    ----       ----     ------   ----    -----    ----    ----   ----
                            $263    $117       $380     $1,101   $  8   $1,109    $178    $ 16   $194
                            ----    ----       ----     ------   ----   ------    ----    ----   ----
                            ----    ----       ----     ------   ----   ------    ----    ----   ----

- ---------------

 (1) Costs incurred for unproved property acquisition include approximately $98 million related to the gas utilization project in Azerbaijan. Pennzoil has signed a gas utilization agreement with the State Oil Company of the Azerbaijan Republic ("SOCAR") that provides for recovery of Pennzoil's costs incurred in connection with the gas utilization project by payment in hard currency or oil or petroleum products or as a credit against a signature bonus for the first exploration, exploitation and/or development contract entered into between Pennzoil and SOCAR in Azerbaijan. Total costs incurred during 1993 include $114 million related to Pennzoil's Azerbaijan activities.

 (2) Costs incurred for property acquisitions in 1992 include $1,009 million attributable to the acquisition of Pennzoil Petroleum. See Note 10 of Notes to Consolidated Financial Statements for additional information.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Results of Operations From Oil and Gas Producing Activities

     This information is similar to the disclosures set forth in the "Industry Segment Financial Information" set forth on pages 1 and 2 herein but differs in several respects as to the level of detail, geographic presentation and income taxes. Income taxes were determined by applying the applicable statutory rates to pretax income with adjustment for tax credits and other allowances. Income tax provisions involved certain allocations among geographic areas based on management's assessment of the principal factors giving rise to the tax obligation.

                                                       YEAR ENDED DECEMBER 31
                                --------------------------------------------------------------------
                                        1993                    1992                    1991
                                --------------------    --------------------    --------------------
                                UNITED                  UNITED                  UNITED
                                STATES  FOREIGN TOTAL   STATES  FOREIGN TOTAL   STATES  FOREIGN TOTAL
                                ------  ------- -----   ------  ------- -----   ------  ------- -----
                                                      (EXPRESSED IN MILLIONS)

Sales
  Outside customers............ $731    $ 11    $742    $424    $  8    $432    $307    $ 10    $317
  Other segments, at market....  137      --     137     137      --     137     140      --     140
                                ----    ----    ----    ----    ----    ----    ----    ----    ----
                                 868      11     879     561       8     569     447      10     457
                                ----    ----    ----    ----    ----    ----    ----    ----    ----
Costs and expenses
  Production costs
     Operating expenses........  218       3     221     134       2     136     119       3     122
     Production, severance and
       property taxes..........   43      --      43      29      --      29      28      --      28
  Technical support and
     other(1)..................   93      17     110      74       8      82      65       2      67
  Exploration expenses,
     including dry holes.......   69       2      71       9       3      12      34      13      47
  Depreciation, depletion,
     amortization and valuation
     provisions................  273       2     275     174       1     175     142       2     144
                                ----    ----    ----    ----    ----    ----    ----    ----    ----
                                 696      24     720     420      14     434     388      20     408
                                ----    ----    ----    ----    ----    ----    ----    ----    ----
Pretax results of operations...  172     (13)    159     141      (6)    135      59     (10)     49
Income tax expense (benefit)...   60      (4)     56      47      (1)     46      16      (1)     15
                                ----    ----    ----    ----    ----    ----    ----    ----    ----
Results of operations.......... $112    $ (9)   $103    $ 94    $ (5)   $ 89    $ 43    $ (9)   $ 34
                                ----    ----    ----    ----    ----    ----    ----    ----    ----
                                ----    ----    ----    ----    ----    ----    ----    ----    ----

- ---------------

(1) Foreign technical support and other during 1993 includes approximately $7 million related to Pennzoil's Azerbaijan activities.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

 Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Standardized Measure)

     The Standardized Measure is determined on a basis which presumes that year-end economic and operating conditions will continue over the periods during which year-end proved reserves would be produced. Neither the effects of future inflation nor expected future changes in technology and operating practices have been considered.

     The Standardized Measure is determined as the excess of future cash inflows from proved reserves less future costs of producing and developing the reserves, future income taxes and a discount factor. Future cash inflows represent the revenues that would be received from production of year-end proved reserve quantities assuming the future production would be sold at year-end prices plus any fixed and determinable future escalations (but not escalations based on inflation) of natural gas prices provided by existing contracts. As a result of the continued volatility in oil and natural gas markets, future prices received from oil, condensate and natural gas sales may be higher or lower than current levels.

     Future production costs include the estimated expenditures related to production of the proved reserves plus any production taxes without consideration of inflation. Future development costs include the estimated costs of drilling development wells and installation of production facilities, plus the net costs associated with dismantlement and abandonment of wells and production platforms, assuming year-end costs continue without inflation. Future income taxes were determined by applying current legislated statutory rates to the excess of (a) future cash inflows, less future production and development costs, over (b) the tax basis in the properties involved plus existing net operating loss carryforwards. Tax credits are considered in the computation of future income tax expenses. The discount was determined by applying a discount rate of 10% per year to the annual future net cash flows.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

     The Standardized Measure does not purport to be an estimate of the fair market value of Pennzoil's proved reserves. An estimate of fair market value would also take into account, among other things, the expected recovery of reserves in excess of proved reserves, anticipated changes in future prices and costs and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. In the opinion of Pennzoil's management, the estimated fair value of Pennzoil's oil and gas properties is in excess of the amounts set forth below.

                                                           YEAR ENDED DECEMBER 31
                                          ---------------------------------------------------------
                                                     1993                           1992
                                          --------------------------     --------------------------
                                          UNITED                         UNITED
                                          STATES     FOREIGN  TOTAL      STATES     FOREIGN  TOTAL
                                          ------     ----     ------     ------     ----     ------
                                                           (EXPRESSED IN MILLIONS)
Future cash inflows.....................  $5,868     $ 84     $5,952     $6,998     $ 75     $7,073
Future production costs.................  (1,971)      (7)    (1,978)    (2,473)     (11)    (2,484)
Future development costs(1).............    (492)      (2)      (494)      (559)      (2)      (561)
                                          ------     ----     ------     ------     ----     ------
Future net cash flows before income
  taxes.................................   3,405       75      3,480      3,966       62      4,028
10% annual discount for estimated timing
  of net cash flows before income
  taxes.................................  (1,192)     (30)    (1,222)    (1,482)     (27)    (1,509)
                                          ------     ----     ------     ------     ----     ------
Present value of future net cash flows
  before income taxes...................   2,213       45      2,258      2,484       35      2,519
Future income tax expense discounted at
  10%(2)................................    (509)     (26)      (535)      (554)     (10)      (564)
                                          ------     ----     ------     ------     ----     ------
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves...........  $1,704     $ 19     $1,723     $1,930     $ 25     $1,955
                                          ------     ----     ------     ------     ----     ------
                                          ------     ----     ------     ------     ----     ------

- ---------------

(1) Includes future dismantlement and abandonment costs, net of salvage values.

(2) Future income taxes before discount were $896 million (U.S.) and $35 million (foreign) and $1,004 million (U.S.) and $20 million (foreign) for 1993 and 1992, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Changes in the Standardized Measure

     The following table sets forth the principal elements of the changes in the Standardized Measure for the years presented. All amounts are reflected on a discounted basis.

                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------
                                                                  1993        1992        1991
                                                                 ------      ------      ------
                                                                    (EXPRESSED IN MILLIONS)
Standardized measure -- beginning of period....................  $1,955      $1,124      $1,741
Revisions --
  Net changes in prices, net of production costs...............    (179)        134        (864)
  Revisions of quantity estimates..............................     (33)         23          (2)
  Changes in estimated future development costs................     (12)        (10)          1
  Accretion of discount........................................     252         141         225
  Changes in production rates (timing) and other...............     (79)        (72)       (114)
                                                                 ------      ------      ------
          Net Revisions........................................     (51)        216        (754)
                                                                 ------      ------      ------
Extensions, discoveries and improved recovery, net of future
  production and development costs.............................     275         103         118
Sales and transfers, net of production costs...................    (564)       (373)       (282)
Development costs incurred during the period that reduced
  future development costs.....................................     147          51          83
Net change in estimated future income taxes....................      29        (279)        220
Purchases of reserves in place.................................     162       1,157        --
Sales of reserves in place.....................................    (230)        (44)         (2)
                                                                 ------      ------      ------
Standardized measure -- end of period..........................  $1,723      $1,955      $1,124
                                                                 ------      ------      ------
                                                                 ------      ------      ------

SULPHUR INFORMATION

     Reference is made to Item 1, Business and Item 2, Properties under the caption "Sulphur -- Reserves, Production and Sales Information" for disclosures relative to sulphur reserves, production and sales information.

                       PENNZOIL COMPANY AND SUBSIDIARIES

           SCHEDULE I -- MARKETABLE SECURITIES AND OTHER INVESTMENTS

                              AT DECEMBER 31, 1993

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                          AMOUNT
                                                                                         AT WHICH
                                                   NUMBER OF                             CARRIED
                                                   SHARES OR                                IN
                                                   PRINCIPAL                  MARKET     BALANCE
                 DESCRIPTION(1)                      AMOUNT        COST       VALUE       SHEET
                 -------------                     --------        ----       ------     -------
                                                           (DOLLARS EXPRESSED IN THOUSANDS)
Current marketable securities and other
  investments:
     Domestic commercial paper, maturities from
       91 to 197 days............................  $  277,855    $277,855    $277,855    $277,855
     Federal National Mortgage Association notes,
       maturities from 190 to 199 days...........     298,035     298,035     298,035     298,035
     Certificate of deposit, maturity of 195
       days......................................      10,001      10,001      10,001      10,001
     Treasury bills, maturities from 164 to 183
       days......................................      98,417      98,417      98,417      98,417
                                                   ----------    --------    --------    --------
          Total current marketable securities and
            other investments....................  $  684,308    $684,308    $684,308    $684,308
                                                   ----------    --------    --------    --------
                                                   ----------    --------    --------    --------
Non-current marketable securities and other
  investments:
     Chevron Corporation common stock (see Notes
       1 and 3 of Notes to Consolidated Financial
       Statements)...............................   9,035,518    $608,565    $787,220    $608,565
     Marketable securities and other
       investments...............................  $   46,408      46,408      46,408      46,408
                                                                 --------    --------    --------
       Total non-current marketable securities
          and other investments..................                $654,973    $833,628    $654,973
                                                                 --------    --------    --------
                                                                 --------    --------    --------

- ---------------

(1) Maturities for the various securities and investments were as of the dates of the original investments.

                       PENNZOIL COMPANY AND SUBSIDIARIES

            SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     BALANCE                      RETIRE-                       BALANCE
                                    BEGINNING     ADDITIONS        MENTS          OTHER         END OF
           DESCRIPTION              OF PERIOD      AT COST      OR SALES(1)    CHANGES(2)       PERIOD
           -----------              ---------     ---------     -----------    ----------       -------
                                                           (EXPRESSED IN THOUSANDS)
1993
     Oil and Gas..................  $4,310,392    $  360,496     $ 273,561      $ (295,146)   $ 4,102,181
     Motor Oil & Automotive
       Products...................     776,536        71,535         8,419          (1,720)       837,932
     Franchise Operations.........     136,539        21,701         4,386           1,023        154,877
     Sulphur......................     186,425         2,295           317              24        188,427
     Other........................     186,501        29,095        35,474            (592)       179,530
                                    ----------    ----------    -----------    -----------    -----------
                                    $5,596,393    $  485,122     $ 322,157      $ (296,411)   $ 5,462,947
                                    ----------    ----------    -----------    -----------    -----------
                                    ----------    ----------    -----------    -----------    -----------
1992
     Oil and Gas(3)...............  $3,695,848    $1,103,212     $ 211,139      $ (277,529)   $ 4,310,392
     Motor Oil & Automotive
       Products...................     766,639        35,841         9,514         (16,430)       776,536
     Franchise Operations.........      94,605        25,810         2,081          18,205        136,539
     Sulphur......................     190,844         2,898         7,354              37        186,425
     Other........................     184,956         4,237         3,676             984        186,501
                                    ----------    ----------    -----------    -----------    -----------
                                    $4,932,892    $1,171,998     $ 233,764      $ (274,733)   $ 5,596,393
                                    ----------    ----------    -----------    -----------    -----------
                                    ----------    ----------    -----------    -----------    -----------
1991
     Oil and Gas..................  $3,634,790    $  177,905     $ 108,566      $   (8,281)   $ 3,695,848
     Motor Oil & Automotive
       Products...................     746,684        32,260        29,935          17,630        766,639
     Franchise Operations.........     106,217         4,939         4,397         (12,154)        94,605
     Sulphur......................     185,233         6,999         1,388         --             190,844
     Other........................     170,619         7,891           730           7,176        184,956
                                    ----------    ----------    -----------    -----------    -----------
                                    $4,843,543    $  229,994     $ 145,016      $    4,371    $ 4,932,892
                                    ----------    ----------    -----------    -----------    -----------
                                    ----------    ----------    -----------    -----------    -----------

- ---------------

 (1) Retirements or Sales includes dry hole costs charged to exploration expense of $4,256,000, $2,404,000 and $30,849,000 for 1993, 1992 and 1991,
     respectively.

 (2) During 1993, oil and gas property, plant and equipment has been reduced by $278,044,000 attributable to certain asset swap transactions. See Schedule VI for a corresponding reduction of oil and gas accumulated depreciation, depletion and amortization.

 (3) Additions to the oil and gas segment include $1,009,410,000 allocated to the oil and gas properties attributable to the acquisition of Pennzoil Petroleum in October 1992.

                       PENNZOIL COMPANY AND SUBSIDIARIES

        SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION,
            AMORTIZATION AND VALUATION ALLOWANCES OF PROPERTY, PLANT
                                 AND EQUIPMENT

===============================================================================

                                                                               DEDUCTIONS FROM RESERVES
                                                       ADDITIONS             -----------------------------
                                               -------------------------     RETIREMENTS,
                                 BALANCE       CHARGED TO      CHARGED         RENEWALS                          BALANCE
                                BEGINNING      COSTS AND       TO OTHER          AND             OTHER            END OF
         DESCRIPTION            OF PERIOD      EXPENSES(1)     ACCOUNTS      REPLACEMENTS      CHANGES(2)         PERIOD
 -----------------------------------------------------------------------------------------------------------------------
                                                                 (EXPRESSED IN THOUSANDS)
1993
     Oil and Gas..............  $2,558,243      $322,373       $   1,098       $231,437         $  278,299      $ 2,371,978
     Motor Oil & Automotive
       Products...............     516,645        24,814             248          7,439                377          533,891
     Franchise Operations.....      15,185         8,249             615            598                 --           23,451
     Sulphur..................     114,363         8,427             (34)           231                 --          122,525
     Other....................      79,907         5,969           2,059            999                278           86,658
                                ----------     ----------     ----------     ------------     ------------     ------------
                                $3,284,343      $369,832       $   3,986       $240,704         $  278,954      $ 3,138,503
                                ----------     ----------     ----------     ------------     ------------     ------------
                                ----------     ----------     ----------     ------------     ------------     ------------
1992
     Oil and Gas..............  $2,565,789      $177,983       $  (1,723)      $183,128         $      678      $ 2,558,243
     Motor Oil & Automotive
       Products...............     502,555        22,954             766          7,053              2,577          516,645
     Franchise Operations.....       6,516         6,629           3,003            963            --                15,185
     Sulphur..................     114,698         7,346            (418)         7,263            --               114,363
     Other....................      76,952         6,214             144          3,403            --                79,907
                                ----------     ----------     ----------     ------------     ------------     ------------
                                $3,266,510      $221,126       $   1,772       $201,810         $    3,255      $ 3,284,343
                                ----------     ----------     ----------     ------------     ------------     ------------
                                ----------     ----------     ----------     ------------     ------------     ------------
1991
     Oil and Gas..............  $2,505,629      $143,940       $   1,073       $ 87,177         $   (2,324)     $ 2,565,789
     Motor Oil & Automotive
       Products...............     502,809        26,638           1,664         27,442              1,114          502,555
     Franchise Operations.....       7,563         4,486          (3,917)         1,616            --                 6,516
     Sulphur..................     104,757        12,522          (1,218)         1,363            --               114,698
     Other....................      71,224         6,280              75            627            --                76,952
                                ----------     ----------     ----------     ------------     ------------     ------------
                                $3,191,982      $193,866       $  (2,323)      $118,225         $   (1,210)     $ 3,266,510
                                ----------     ----------     ----------     ------------     ------------     ------------
                                ----------     ----------     ----------     ------------     ------------     ------------

- ---------------

 (1) Additions charged to costs and expenses include impairments and abandonments charged to exploration expense. Impairments and abandonments for 1993, 1992 and 1991 were $46,884,000, $3,759,000 and $5,039,000, respectively.

 (2) During 1993, oil and gas accumulated depreciation, depletion and amortization has been reduced by $278,044,000 attributable to certain asset swap transactions. See Schedule V for a corresponding reduction of oil and gas property, plant and equipment.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                      WEIGHTED
                                                      AVERAGE                                   WEIGHTED
                                                      INTEREST    MAXIMUM        AVERAGE        AVERAGE
                                                      RATE         AMOUNT         AMOUNT        INTEREST
             CATEGORY OF               BALANCE         AT         OUTSTANDING    OUTSTANDING    RATE
              AGGREGATE                 AT END         END         DURING         DURING        DURING
             SHORT-TERM                   OF           OF           THE            THE           THE
             BORROWINGS                 PERIOD        PERIOD       PERIOD         PERIOD        PERIOD(1)

- ---------------------------------------------------------------------------------------------------------
                                                      (DOLLARS EXPRESSED IN THOUSANDS)
1993
     Domestic bank borrowings --
       money market lines(2).........  $183,610       3.46%       $200,000       $148,713        3.35%
     Commercial paper................  $249,421       3.56%       $249,483       $165,598        3.26%
1992
     Domestic bank borrowings --
       money market lines(2).........  $192,080       4.09%       $199,960       $166,483        3.87%
     Commercial paper................  $147,266       4.12%       $149,608       $126,677        3.81%
1991
     Domestic bank borrowings --
       money market lines(2).........  $156,106       5.38%       $198,792       $155,992        6.07%
     Commercial paper................  $134,850       5.15%       $149,270       $104,749        5.93%
     Euro-commercial paper...........  $     --          --       $  6,963       $  1,129        6.23%

- ---------------

 (1) Represents the weighted average interest rate in effect while the short-term borrowings were outstanding.

 (2) None of the banks has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings under these credit arrangements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                SCHEDULE X -- SUPPLEMENTARY CONSOLIDATED INCOME
                             STATEMENT INFORMATION

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    YEAR ENDED DECEMBER 31
                                                               ---------------------------------
                                                                1993         1992         1991
                                                               ------       -------      -------
                                                                   (EXPRESSED IN THOUSANDS)
Taxes, other than payroll and income tax
     Production and severance tax...........................   $28,720      $21,769      $20,383
     Other..................................................    38,053       31,026       32,606
                                                               -------      -------      -------
                                                               $66,773      $52,795      $52,989
Maintenance and repairs.....................................   $65,783      $69,782      $69,889
Advertising costs...........................................   $96,516      $76,697      $67,664

                                 EXHIBIT INDEX

          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company, as amended through July 27, 1984 (Pennzoil Company 10-K (1984), SEC File No.
                         1-5591, Exhibit 3(a)).
          *3(b)       -- Certificate of Retirement of Stock of Pennzoil Company dated March
                         26, 1985 (Pennzoil Company 10-K (1985), SEC File No. 1-5591, Exhibit
                         3(b)).
          *3(c)       -- Certificate of Amendment to the Restated Certificate of Incorporation
                         of Pennzoil Company dated April 25, 1985 (Pennzoil Company 10-K
                         (1985), SEC File No. 1-5591, Exhibit 3(c)).
          *3(d)       -- Certificate of Reduction in Number of Shares of Series of Pennzoil
                         Company dated June 10, 1986 (Pennzoil Company 10-K (1987), SEC File
                         No. 1-5591, Exhibit 3(e)).
          *3(e)       -- Certificate of Retirement of Stock of Pennzoil Company dated June 10,
                         1986 (Pennzoil Company 10-K (1987), SEC File No. 1-5591, Exhibit
                         3(f)).
          *3(f)       -- Certificate of Amendment to the Restated Certificate of Incorporation
                         of Pennzoil Company dated April 30, 1987 (Pennzoil Company 10-Q (1st
                         Quarter 1987), SEC File No. 1-5591, Exhibit 3(a)).
          *3(g)       -- Certificate of Designation, Preferences and Rights of Series A
                         Participating Preferred Stock of Pennzoil Company dated April 18,
                         1988 (Pennzoil Company 10-Q (1st Quarter 1988), SEC File No. 1-5591,
                         Exhibit 3(b)).
          *3(h)       -- Certification of Elimination of Designation of Pennzoil Company dated
                         November 20, 1991 (Pennzoil Company 10-K (1991), SEC File No. 1-5591,
                         Exhibit 3(h)).
          *3(i)       -- By-laws of Pennzoil Company, as amended through September 16, 1993
                         (Pennzoil Company 8-K (September 15, 1993), SEC File No. 1-5591,
                         Exhibit 4).
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (2nd Quarter 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (1st Quarter 1987), SEC File
                         No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (1st Quarter 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).
          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)       -- Instrument of Resignation, Appointment and Acceptance dated as of
                         April 1, 1991 among Pennzoil Company, Mellon Bank, N.A., as Retiring
                         Trustee, and Texas Commerce Bank National Association, as Successor
                         Trustee, under the 1986 Indenture (Pennzoil Company 10-K (1991), SEC
                         File No. 1-5591, Exhibit 4(p)).
          *4(g)       -- Indenture dated as of December 15, 1992 (the "1992 Indenture")
                         between Pennzoil Company and Texas Commerce Bank National
                         Association, Trustee (Pennzoil Company 10-K (1992), SEC File No.
                         1-5591, Exhibit 4(o)).
          *4(h)       -- First Supplemental Indenture dated as of January 13, 1993 to the 1992
                         Indenture (Pennzoil Company 10-K (1992), SEC File No. 1-5591, Exhibit
                         4(p)).
           4(i)       -- Second Supplemental Indenture dated as of October 12, 1993 to the
                         1992 Indenture.

                      Pennzoil Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of
                         Pennzoil Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, under which the total amount of securities authorized does not exceed 10%
                         of the total assets of Pennzoil Company and its subsidiaries on a consolidated basis.
       +*10(a)        -- 1978 Stock Option Plan of Pennzoil Company, as amended (Registration
                         No. 2-67268, Exhibit 4(a)).
       +*10(b)        -- 1981 Stock Option Plan of Pennzoil Company (Registration No. 2-76935,
                         Exhibit 4(a)).
       +*10(c)        -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)        -- Pennzoil Company Salary Continuation Plan (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(e)        -- Pennzoil Company Supplemental Disability Plan effective January 1,
                         1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591, Exhibit
                         5(y)).
       +*10(f)        -- Pennzoil Company Supplemental Life Insurance Plan effective January
                         1, 1978, as amended (Pennzoil Company 10-K (1980), SEC File No.
                         1-5591, Exhibit 10(g)).
       +*10(g)        -- Pennzoil Company Deferred Compensation Plan (Pennzoil Company 10-K
                         (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)        -- Specimen of Pennzoil Company Deferred Compensation Agreement
                         (Pennzoil Company 10-K (1982), SEC File No. 1-5591, Exhibit
                         10(j)(1)).
       +*10(i)        -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control (Pennzoil 10-Q (3rd
                         Quarter 1982), SEC File
                         No. 1-5591, Exhibit 28).
       +*10(j)        -- Pennzoil Company Section 415 Excess Benefit Agreements (Pennzoil
                         Company 10-Q (1st Quarter 1980), SEC File No. 1-5591, Exhibit 5).
       +*10(k)        -- Pennzoil Company Medical Expenses Reimbursement Plan effective
                         January 1, 1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591,
                         Exhibit 5(v)).
       +*10(l)        -- Pennzoil Company 1985 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (4-25-85), SEC File No. 1-5591,
                         Exhibit B).
       +*10(m)        -- Pennzoil Company Executive Severance Plan (Pennzoil Company 10-K
                         (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)        -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (4-26-90), SEC File No. 1-5591, Exhibit A).
       +*10(o)        -- Pennzoil Company 1990 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (4-26-90), SEC File No. 1-5591,
                         Exhibit B).
       +*10(p)        -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (4-13-93), SEC File No. 1-5591, Exhibit A).
       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (4-13-93), SEC File No. 1-5591,
                         Exhibit B).
          11          -- Computation of Ratios of Earnings to Fixed Charges and Earnings to
                         Combined Fixed Charges and Preferred Dividends for the years ended
                         December 31, 1993, 1992, 1991, 1990 and 1989.
          21          -- List of Subsidiaries of Pennzoil Company.
          23(a)       -- Consent of Arthur Andersen & Co.
          23(b)       -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)       -- Consent of DeGolyer and MacNaughton.
          24          -- Powers of Attorney.
          27(a)       -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1993 relating to oil and gas reserves.
          27(b)       -- Letter Report of DeGolyer and MacNaughton on Certain Sulphur Reserves
                         as of January 1, 1994.

- ---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.