Form 10-Q
period 1994-03-31
PENNZOIL CO /DE/
filed 1994-05-09
CIK 77320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549



FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1994 Commission File No. 1-5591


                  PENNZOIL COMPANY
(Exact name of registrant as specified in its charter)

                Delaware                            74-1597290
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)


Pennzoil Place, P.O. Box 2967
Houston, Texas 77252-2967
(Address of principal executive offices)



Registrant's telephone number, including area code:  (713) 546-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No     .

     Number of shares outstanding of each class of common stock, as of latest practicable date, April 29, 1994:

     Common stock, $.83 1/3 par value, 45,980,196 shares.

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                        PENNZOIL COMPANY
                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                           (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                      ----------------------------
                                                                         1994             1993
                                                                      -----------      -----------
                                                                        (Expressed in thousands
                                                                        except per share amounts)

REVENUES                                                              $  622,076       $  650,541

COSTS AND EXPENSES
   Cost of sales                                                         371,639          388,207
   Selling, general and administrative expenses                           89,980           85,096
   Depreciation, depletion and amortization                               75,450           78,611
   Exploration expenses                                                    9,683            2,067
   Taxes, other than income                                               17,069           17,814
   Interest charges, net                                                  41,589           48,978
                                                                      -----------      -----------
INCOME BEFORE INCOME TAX                                                  16,666           29,768

Income tax                                                                 5,928            8,243
                                                                      -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                               10,738           21,525


Cumulative effect of change in accounting principle (See Note 2)          (4,948)         -
                                                                      -----------      -----------

NET INCOME                                                            $    5,790       $   21,525
                                                                      ===========      ===========


EARNINGS (LOSS) PER SHARE
  Income before cumulative effect of change in accounting principle   $     0.24       $     0.53
  Cumulative effect of change in accounting principle                      (0.11)         -
                                                                      -----------      -----------
     TOTAL                                                            $     0.13       $     0.53
                                                                      ===========      ===========

DIVIDENDS PER COMMON SHARE                                            $     0.75       $     0.75
                                                                      ===========      ===========

AVERAGE SHARES OUTSTANDING                                                45,934           40,736
                                                                      ===========      ===========

NUMBER OF SHARES OUTSTANDING                                              45,964           40,757
                                                                      ===========      ===========

See notes to condensed consolidated financial statements.

                                         PENNZOIL COMPANY
                               CONDENSED CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)
                                                                    March 31,           December 31,
                                                                      1994                  1993
                                                                  -------------         -------------
                                                                        (Expressed in thousands)

ASSETS

Current assets
   Cash and cash equivalents                                      $      64,278         $     262,275
   Marketable securities and other investments                          787,822               684,308
   Receivables                                                          409,497               363,287
   Inventories
     Crude oil, natural gas and sulphur                                  31,919                38,965
     Motor oil and refined products                                     119,518               123,282
   Deferred income tax                                                   13,645                13,587
   Other current assets                                                  70,224                58,098
                                                                  -------------         -------------
Total current assets                                                  1,496,903             1,543,802

Property, plant and equipment, net                                    2,353,056             2,324,444
Marketable securities and other investments (See Note 3)                806,891               654,973
Other assets                                                            366,657               362,984
                                                                  -------------         -------------

TOTAL ASSETS                                                      $   5,023,507         $   4,886,203
                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                           $       6,236         $      19,568
   Notes payable                                                        400,717               433,031
   Accounts payable and accrued liabilities                             284,756               248,724
   Taxes accrued                                                          9,960                93,242
   Other current liabilities                                             29,872                26,702
                                                                  -------------         -------------
Total current liabilities                                               731,541               821,267

Long-term debt                                                        2,068,400             1,973,488
Deferred income tax                                                     354,184               304,902
Other liabilities                                                       292,504               280,742
                                                                  -------------         -------------
TOTAL LIABILITIES                                                     3,446,629             3,380,399
                                                                  -------------         -------------

COMMITMENTS AND CONTINGENCIES (See Note 5)

SHAREHOLDERS' EQUITY (See Note 3)                                     1,576,878             1,505,804
                                                                  -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   5,023,507         $   4,886,203
                                                                  =============         =============


See notes to condensed consolidated financial statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                   ---------------------------------
                                                                                      1994                  1993
                                                                                   -----------           -----------
                                                                                       (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $    5,790            $   21,525
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                         75,450                78,611
      Dry holes and impairments                                                         4,977                  (453)
      Deferred income tax                                                                (576)               (3,691)
      Non-cash and other nonoperating items                                            11,443                (8,149)
      Cumulative effect of change in accounting principle                               4,948               -
      Change in operating assets and liabilities                                      (90,056)               57,885
                                                                                   -----------           -----------
  Net cash provided by operating activities                                            11,976               145,728
                                                                                   -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (129,808)              (47,753)
  Purchases of marketable securities and other investments                           (203,998)              (55,620)
  Proceeds from sales of marketable securities
    and other investments                                                              98,984                62,819
  Proceeds from sales of assets                                                           977                 7,182
  Other investing activities                                                            6,324                (7,869)
                                                                                   -----------           -----------
  Net cash used in investing activities                                              (227,521)              (41,241)
                                                                                   -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term debt, net                                                   (32,314)              (47,925)
  Debt and capital lease obligation repayments                                        (55,900)             (513,309)
  Proceeds from issuance of debt                                                      139,963               584,560
  Dividends paid                                                                      (34,456)              (30,557)
  Other financing activities                                                              255                    47
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                  17,548                (7,184)
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                   (197,997)               97,303


CASH AND CASH EQUIVALENTS, beginning of period                                        262,275                20,732
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   64,278            $  118,035
                                                                                   ===========           ===========

See notes to condensed consolidated financial statements.

                               PENNZOIL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  General -

     The condensed consolidated financial statements included herein have been prepared by Pennzoil Company ("Pennzoil") without audit and should be read in conjunction with the financial statements and the notes thereto included in Pennzoil's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil considers necessary for a fair presentation.


(2)  Employers' Accounting for Postemployment Benefits -

     Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefits by adopting the new requirements of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amounts can be reasonably estimated. If those four conditions are not met, the employer should recognize the obligation to provide postemployment benefits when it is probable that a liability has been incurred and the amount can be reasonably estimated. Pennzoil recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of January 1, 1994 to reflect the cumulative effect of the change in accounting principle for periods prior to 1994. Postemployment benefit costs during 1994 are not expected to be materially different as a result of adopting the new standard.


(3)  Accounting for Certain Investments in Debt and Equity Securities -

     Effective January 1, 1994, Pennzoil changed its method of accounting for certain investments in debt and equity securities by adopting the new requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity securities," investments in debt and equity securities must be reported at fair value. As a result, Pennzoil's investment in Chevron Corporation ("Chevron") common stock is reported at fair value, with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. At January 1, 1994 and March 31, 1994, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock that were acquired at an average cost of $67.36 per share. The fair market value for the shares of Chevron common stock held by Pennzoil as of December 31, 1993 and March 31, 1994 was $87.125 per share and $84.00 per share, respectively (based on the closing transaction price for Chevron shares reported on the New York Stock Exchange ("NYSE") on those dates). Adoption of the standard resulted in an increase in shareholders' equity of $106.8 million as of January 1, 1994, representing the net unrealized gain related to Pennzoil's investment in Chevron common stock. Prior year financial statements have not been restated to reflect the new accounting method. As of March 31, 1994, the net unrealized gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $97.8 million.

     Pennzoil's investments in debt securities are classified as "held-to-maturity" based on Pennzoil's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist of domestic commercial paper, Federal National Mortgage Association notes, certificates of deposit and Treasury bills. All of Pennzoil's "held-to-maturity" securities have contractual maturities of less than one year. The carrying amounts of Pennzoil's "held-to-maturity" securities approximate their fair values based on the relatively short maturities of those investments and on quoted market prices, where such prices are available.


(4) Investment in Chevron Common Stock; Exchange of Stock with Chevron Corporation -

     At March 31, 1994, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net proceeds of the $3.0 billion payment received by Pennzoil from Texaco Inc. ("Texaco") in 1988 in settlement of certain litigation.
     In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum Company ("Pennzoil Petroleum"), which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties.
     In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the NYSE for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share.
     The 9,035,518 shares of Chevron common stock currently held by Pennzoil have been deposited with exchange agents for possible exchange for $402.5 million principal amount of Pennzoil's 6-1/2% Exchangeable Senior Debentures issued in January 1993 and $500.0 million principal amount of Pennzoil's 4-3/4% Exchangeable Senior Debentures issued in October 1993.


(5)  Commitments and Contingencies -

          In 1988, Pennzoil received $3.0 billion from Texaco in settlement of all litigation between Pennzoil and Texaco arising out of Texaco's tortious interference with Pennzoil's contractual rights to purchase a minority interest in Getty Oil Company. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net Texaco settlement proceeds.
     For federal income tax purposes, Pennzoil originally reported that it recognized no gain upon receipt of the $3.0 billion and obtained no tax basis in the Chevron shares. Pennzoil's reporting position was based on its belief that, under Section 1033 of the Internal Revenue Code, the $3.0 billion received from Texaco was an amount realized as a result of the involuntary conversion of property and that the Chevron shares were similar or related in service or use to the property converted by Texaco. During 1990 and 1991, Pennzoil recalculated its 1988 federal income tax liability to recognize approximately $800 million of income, being the excess of the $3.0 billion received over the amount expended to acquire Chevron shares. As a result of these adjustments, current taxes were increased, and deferred taxes were decreased, by $120.4 million in 1990 and $13.2 million in 1991. In addition,

Pennzoil paid interest on such taxes of $17.6 million during 1990 and $3.7 million in 1991.
     In January 1994, Pennzoil received a letter and examination report from the District Director of the Internal Revenue Service ("IRS") that proposes a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. The examination report proposes two principal adjustments with which Pennzoil disagrees.
     The first adjustment challenges Pennzoil's position under Section 1033 of the Internal Revenue Code that (i) at least $2.2 billion of the $3.0 billion cash payment received from Texaco in 1988 in settlement of certain litigation was realized as a result of the involuntary conversion of property and (ii) the shares of Chevron common stock purchased with $2.2 billion of the net Texaco settlement proceeds were similar or related in service or use to the property converted by Texaco. Although these issues have not been resolved, Pennzoil believes that its position is sound, and it intends to contest the proposed adjustment in court unless an acceptable settlement is reached. The proposed tax deficiency relating to this proposed adjustment is $550.9 million, net of available offsets. Pennzoil estimates that the additional after-tax interest on this proposed deficiency would be approximately $245.3 million as of March 31, 1994. If Pennzoil's position is not sustained by the courts, Pennzoil would be required to pay the assessed taxes, plus the accrued interest, and Pennzoil's tax basis in the shares of common stock of Chevron and Pennzoil Petroleum (see Note 4) would be Pennzoil's cost. This assessed amount would be reduced by the $103.0 million of additional taxes paid in the first quarter of 1994 as a result of the gain realized from the November 1993 sale of 8,158,582 Chevron shares (see Note 4), which gain was calculated based on the Chevron shares sold having no tax basis. Pennzoil's consolidated financial statements do not include an accrual for the interest that would be due in such event.
     The second adjustment proposed by the IRS would permanently capitalize, rather than allow Pennzoil to deduct, approximately $366 million incurred by Pennzoil in 1988 and earlier years for litigation and related expenses in connection with the Texaco settlement, even if it were determined that the entire $3.0 billion is includable in Pennzoil's 1988 taxable income. Pennzoil believes that this proposed adjustment is irrational and capricious and will not be sustained in court. The proposed tax deficiency relating to the disallowance of deductions is $124.6 million, and the estimated additional after-tax interest on this proposed deficiency would be approximately $49.2 million as of March 31, 1994. If the deductions for legal and related expenses were ultimately disallowed, Pennzoil would be required to pay the assessed taxes, plus the accrued interest. Pennzoil's consolidated financial statements do not include an accrual for the taxes that would be assessed as a result of the proposed disallowance of deductions or the related interest that would be due in such event.
     Pennzoil has formally protested the IRS' proposed tax deficiency in writing within the required 30-day time period. The issue has been forwarded to the IRS Appeals Office, which is empowered to settle disputes with taxpayers, taking into account the hazards of litigation. If Pennzoil and the IRS Appeals Office are unable to reach a negotiated resolution of these tax issues, the IRS would forward a letter requiring Pennzoil to pay the assessed taxes, plus the accrued interest, within 90 days, unless Pennzoil files a petition with the United States Tax Court. If Pennzoil were to choose to file suit in the Tax Court, Pennzoil would not pay any taxes unless and until the Tax Court rendered a judgment against Pennzoil, but interest would continue to accrue on any taxes ultimately determined to be due. Alternatively, Pennzoil would be entitled to choose to pay the assessed taxes, plus the accrued interest, and file a claim for a refund in either the United States Court of

Claims or the United States District Court for the Southern District of Texas. Paying the assessed taxes would halt the accrual of interest on any taxes finally determined to be owing by Pennzoil. In such event, any refund to Pennzoil would include a refund by the IRS of the prior interest paid by Pennzoil, as well as a payment by the IRS of additional interest accrued on the assessed taxes previously paid by Pennzoil. If litigation is necessary, a case of this kind would normally take several years in the absence of a settlement, which could occur at any stage in the process.
     Pennzoil had cash and cash equivalents and current marketable securities and other investments of $852.1 million at March 31, 1994. As a result of these available liquid assets and Pennzoil's available credit facilities, Pennzoil believes that it has the financial flexibility to deal with any eventuality that may occur in connection with the dispute with the IRS, including the possibility of paying the taxes assessed, plus the accrued interest, and suing for a refund if Pennzoil is not able to resolve the disputed matters through discussions with the IRS.
     Reference is made to Note 8 of Notes to Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the quarter ended March 31, 1994 was $5.8 million, or $.13 per share, compared to $21.5 million, or $.53 per share, for the same period in 1993. Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million, or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for periods prior to 1994. Income before cumulative effect of change in accounting principle for the quarter ended March 31, 1994 was $10.7 million, or $.24 per share. Net income for the first quarter 1993 included an after-tax gain of $6.9 million, or $.17 per share, relating to a gain on the sale of securities. The decrease in earnings for the first quarter of 1994, compared to the prior year, was primarily attributable to lower results from the oil and gas and franchise operations segments and lower other operating income. These decreases were partially offset by higher results from the motor oil and refined products segment and lower net interest expense.

Oil and Gas

     Operating income from this segment was $37.6 million for the quarter ended March 31, 1994, compared with $50.9 million for the same period in 1993. The decrease in operating income was primarily due to lower liquids prices and higher exploration expense partially offset by an increase in natural gas prices. Liquids prices averaged $11.92 per barrel during the first quarter of 1994, down $4.28 per barrel from the comparable period in 1993. Natural gas prices averaged $2.24 per MCF during the first quarter of 1994 compared to $1.84 per MCF during the first quarter of 1993.
     In April 1994, Pennzoil signed a definitive acquisition agreement with Co-enerco Resources Ltd. ("Co-enerco"), which is engaged principally in oil and gas acquisition, exploration, development and production in western Canada.

Pursuant to the agreement, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, has commenced a cash tender offer to acquire all outstanding Co-enerco common shares at Cdn. $8.60 per share and to acquire all outstanding principal amount of Co-enerco's 6% convertible subordinated debentures at Cdn. $1,050 per Cdn. $1,000 principal amount. The cash tender offer will expire on May 31, 1994, unless extended by Pennzoil, and is conditioned upon at least 66-2/3% of the outstanding Co-enerco shares (on a diluted basis) being validly tendered for purchase and upon the fulfillment of other conditions, including receipt of all necessary regulatory approvals. After completion of the offer, Pennzoil Canada intends to acquire all the remaining equity interest in Co-enerco at a price per common share equal to that paid under the offer.
     The aggregate amount necessary to fund the acquisition of all Co-enerco common shares at Cdn. $8.60 per share and all Co-enerco convertible debentures at Cdn. $1,050 per Cdn. $1,000 principal amount and to pay the related fees and expenses is currently expected to be approximately Cdn. $260 million. Pennzoil Canada has begun negotiations to establish a credit facility with a syndicate of Canadian chartered banks, borrowings under which would be guaranteed by Pennzoil. Pennzoil currently expects that Pennzoil Canada will finance the acquisition of Co-enerco common shares and convertible debentures primarily from borrowings under this credit facility.



Motor Oil & Refined Products

     Operating income from this segment was $25.8 million for the quarter ended March 31, 1994, an increase of $6.7 million from the same period in 1993. This increase was primarily attributable to higher refinery margins, higher motor oil margins and higher volumes of motor oil sold internationally. Partially offsetting these increases were higher advertising, manufacturing and marketing expenses.



Franchise Operations

     The franchise operations segment recorded an operating loss of $.7 million for the quarter ended March 31, 1994, compared with operating income of $2.4 million for the same period in 1993. The decrease in operating results for the first quarter, compared to the prior year, was due to higher operating expenses primarily due to an insurance reserve for self-insured claims. These higher operating expenses were partially offset by improved company store results.
     Domestic systemwide sales  reported by  Jiffy Lube  centers for  the first quarter of  1994  increased  $14.7 million,  or  approximately  12%,  to $137.5 million, compared with the first quarter of 1993. Average ticket prices increased to $33.65 for the quarter ended March 31, 1994, compared with $33.26 for the first quarter of 1993. There were 1,079 domestic lube centers (including 413 Jiffy Lube company-operated centers) open as of March 31, 1994.

Sulphur

     The sulphur segment recorded a loss of $3.7 million for the quarter ended March 31, 1994, compared with a loss of $2.8 million for the same period in 1993. The decrease was primarily due to lower sulphur prices as evidenced by a decrease in the average Green Markets Tampa Recovered Contract Price range mid-point from $72.00 per long ton during the first quarter of 1993 to a mid-point of $50.50 per long ton during the first quarter of 1994. Intense competition in the domestic market has pushed sulphur prices down, primarily because of aggressive marketing by U.S. producers. Partially offsetting these lower sulphur prices were lower unit costs primarily due to reduced workforce expenses and reduced gas and water treatment costs at the Culberson mine. Sales volumes for the first quarter of 1994 increased by 25,000 long tons compared with levels experienced during the first quarter of 1993. So long as sulphur prices and volumes remain at first quarter levels, operating results in the sulphur segment will continue to be adversely affected and the sulphur segment will likely generate an operating loss.
     Prices at the beginning of the second quarter of 1994 increased $2.50 to an average mid-point of $53.00 per long ton.


Other

     Other operating income for the quarter ended March 31, 1994 was $16.9 million, a decrease of $8.2 million from the comparable period in 1993. Other operating income for 1993 included a $10.5 million pretax gain on the sale of common stock of Pogo Producing Company held by Pennzoil.
     Net interest expense for the quarter ended March 31, 1994 decreased $7.4 million from the same period in 1993 primarily due to Pennzoil's efforts throughout 1993 to retire higher cost debt.


Capital Resources and Liquidity

     As of March 31, 1994, Pennzoil had cash and cash equivalents and current marketable securities and other investments of $852.1 million. During the three months ended March 31, 1994, Pennzoil's cash and cash equivalents and current marketable securities and other investments decreased $94.5 million. Cash flows from operating activities totaled $12.0 million during the first quarter of 1994 and included net income tax payments of $128.0 million, of which $103.0 million was paid as a result of the gain realized from the November 1993 sale of 8,158,582 shares of Chevron common stock (see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements).
     Pennzoil's other income includes dividend income from its investment in Chevron common stock of $8.4 million and $15.0 million for the quarters ended March 31, 1994 and 1993, respectively.

Investment in Chevron Common Stock -
     At March 31, 1994, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net proceeds of the $3.0 billion payment received by Pennzoil from Texaco Inc. in 1988 in settlement of certain litigation.
     In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum Company, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties.

     In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the New York Stock Exchange for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share.
     The 9,035,518 shares of Chevron common stock currently held by Pennzoil have been deposited with exchange agents for possible exchange for $402.5 million principal amount of Pennzoil's 6-1/2% Exchangeable Senior Debentures issued in January 1993 and $500.0 million principal amount of Pennzoil's 4-3/4% Exchangeable Senior Debentures issued in October 1993.

                                           (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                    Three Months Ended
                                                                          March 31
                                                                 ----------------------------
                                                                    1994             1993
                                                                 -----------      -----------
                                                                    (Expressed in thousands)
REVENUES
   Oil and Gas                                                   $  203,964       $  212,681
   Motor Oil & Refined Products                                     357,405          368,656
   Franchise Operations                                              62,218           52,203
   Sulphur                                                           15,931           20,167
   Other                                                             21,535           30,051
   Intersegment Sales                                               (38,977)         (33,217)
                                                                 -----------      -----------
        Total revenues                                           $  622,076       $  650,541
                                                                 -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   37,586       $   50,879
   Motor Oil & Refined Products                                      25,758           19,088
   Franchise Operations                                                (737)           2,388
   Sulphur                                                           (3,730)          (2,847)
   Other                                                             16,942           25,186
                                                                 -----------      -----------
        Total operating income                                       75,819           94,694

Corporate administrative expenses                                    17,564           15,948
Interest charges, net                                                41,589           48,978
                                                                 -----------      -----------
Income before income tax                                             16,666           29,768

Income tax                                                            5,928            8,243
                                                                 -----------      -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                          10,738           21,525

Cumulative effect of change in accounting principle                  (4,948)         -
                                                                 -----------      -----------

NET INCOME                                                       $    5,790       $   21,525
                                                                 ===========      ===========


                                         (UNAUDITED)

                                                                     Three Months Ended
                                                                           March 31
                                                                ------------------------------
                                                                    1994              1993
                                                                ------------      ------------
OPERATING DATA
- --------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  63,404            64,656
    Natural gas produced for sale (Mcf per day)                     659,523           681,630

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    11.92        $    16.20
    Natural gas (per Mcf)                                        $     2.24        $     1.84


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasolines and naphtha                                            24,837            25,497
    Distillates and gas oils                                         29,296            28,234
    Lubricating oil and other specialty products                     22,870            22,324
    Residual fuel oils                                                3,230             2,115
                                                                 -----------       -----------
          Total sales (barrels per day)                              80,233            78,170
                                                                 ===========       ===========

  Raw materials processed (barrels per day)                          56,662            58,675

  Refining capacity (barrels per day)                                70,700            70,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  137,492        $  122,813
  Centers open (U.S.)                                                 1,079             1,048

SULPHUR
  Sales (in thousands of long tons)                                     290               265
  Average Green Markets Tampa Recovered
     Contract Price range (1) (per long ton)                   $48.00-53.00      $70.00-74.00

(1) This is a representative market price and does not necessarily reflect what is received by Pennzoil.





                           PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports --

            No reports on Form 8-K were filed during the quarter for which this report was filed.

                                  SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PENNZOIL COMPANY
                                      Registrant






                                   S/N Mark A. Malinski

                                   Mark A. Malinski
                                   Group Vice President - Accounting
                                   and Controller




May 9, 1994