Form 10-Q
period 1994-06-30
PENNZOIL CO /DE/
filed 1994-08-11
CIK 77320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549



FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1994  Commission File No. 1-5591


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

     Number of shares outstanding of each class of common stock, as of latest practicable date,
July 31, 1994:

     Common stock, $.83-1/3 par value, 46,028,485 shares.

                                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                                         PENNZOIL COMPANY
                                             CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                            (UNAUDITED)

                                                                           Three Months Ended                Six Months Ended
                                                                                June 30                           June 30
                                                                      ----------------------------      ----------------------------
                                                                          1994             1993             1994             1993
                                                                      -----------      -----------      -----------      -----------
                                                                             (Expressed in thousands except per share amounts)
REVENUES                                                              $  651,809       $  685,177       $1,273,885       $1,335,718

COSTS AND EXPENSES
   Cost of sales                                                         378,001          401,941          749,640          790,148
   Selling, general and administrative expenses                          102,097           86,244          192,077          171,340
   Depreciation, depletion and amortization                               78,356           77,804          153,806          156,415
   Exploration expenses                                                    8,506            5,394           18,189            7,461
   Taxes, other than income                                               15,305           16,730           32,374           34,544
   Interest charges, net                                                  43,581           47,014           85,170           95,992
                                                                      -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX                                                  25,963           50,050           42,629           79,818

Income tax                                                                 9,153           15,811           15,081           24,054
                                                                      -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              16,810           34,239           27,548           55,764
Extraordinary item                                                       -                 (4,724)         -                 (4,724)
Cumulative effect of change in accounting principle (See Note 2)         -                -                 (4,948)         -
                                                                      -----------      -----------      -----------      -----------

NET INCOME                                                            $   16,810       $   29,515       $   22,600       $   51,040
                                                                      ===========      ===========      ===========      ===========


EARNINGS (LOSS) PER SHARE
  Income before extraordinary item and cumulative
     effect of change in accounting principle                         $     0.37       $     0.84       $     0.60       $     1.37
  Extraordinary item                                                     -                  (0.12)         -                  (0.12)
  Cumulative effect of change in accounting principle                    -                -                  (0.11)         -
                                                                      -----------      -----------      -----------      -----------
     TOTAL                                                            $     0.37       $     0.72       $     0.49       $     1.25
                                                                      ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                            $     0.75       $     0.75       $     1.50       $     1.50
                                                                      ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING                                                45,989           40,776           45,961           40,756
                                                                      ===========      ===========      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                              46,013           40,796           46,013           40,796
                                                                      ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                                            PENNZOIL COMPANY
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)
                                                                    June 30,            December 31,
                                                                      1994                  1993
                                                                  -------------         -------------
                                                                        (Expressed in thousands)

ASSETS

Current assets
   Cash and cash equivalents                                      $     831,943         $     262,275
   Marketable securities and other investments                           46,086               684,308
   Receivables                                                          420,896               363,287
   Inventories
     Crude oil, natural gas and sulphur                                  40,938                38,965
     Motor oil and refined products                                     118,742               123,282
   Deferred income tax                                                   13,703                13,587
   Other current assets                                                  52,453                58,098
                                                                  -------------         -------------
Total current assets                                                  1,524,761             1,543,802

Property, plant and equipment, net                                    2,674,917             2,324,444
Marketable securities and other investments (See Note 3)                804,709               654,973
Other assets                                                            363,931               362,984
                                                                  -------------         -------------

TOTAL ASSETS                                                      $   5,368,318         $   4,886,203
                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                           $       6,641         $      19,568
   Notes payable                                                        413,080               433,031
   Accounts payable and accrued liabilities                             286,688               248,724
   Taxes accrued                                                         15,735                93,242
   Other current liabilities                                             38,403                26,702
                                                                  -------------         -------------
Total current liabilities                                               760,547               821,267

Long-term debt                                                        2,362,104             1,973,488
Deferred income tax                                                     389,929               304,902
Other liabilities                                                       293,796               280,742
                                                                  -------------         -------------
TOTAL LIABILITIES                                                     3,806,376             3,380,399
                                                                  -------------         -------------

COMMITMENTS AND CONTINGENCIES (See Note 7)

SHAREHOLDERS' EQUITY (See Note 3)                                     1,561,942             1,505,804
                                                                  -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   5,368,318         $   4,886,203
                                                                  =============         =============


See notes to condensed consolidated financial statements.

                                                  PENNZOIL COMPANY
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                   ---------------------------------
                                                                                      1994                  1993
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $   22,600            $   51,040
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        153,806               156,415
      Dry holes and impairments                                                         8,276                   464
      Deferred income tax                                                              (3,532)               (6,090)
      Non-cash and other nonoperating items                                            16,907                (2,526)
      Extraordinary Item                                                              -                       4,724
      Cumulative effect of change in accounting principle                               4,948               -
      Change in operating assets and liabilities                                     (100,744)              (21,463)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           102,261               182,564
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (256,047)             (160,219)
  Acquisition of Co-enerco Resources Ltd.                                            (230,924)              -
  Purchases of marketable securities and other investments                           (220,400)             (104,259)
  Proceeds from sales of marketable securities and other
    investments                                                                       857,044               116,237
  Proceeds from sales of assets                                                        28,201                11,020
  Other investing activities                                                            2,456                 5,016
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                 180,330              (132,205)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term debt, net                                                   (19,951)              (18,191)
  Debt and capital lease obligation repayments                                       (105,469)             (740,254)
  Proceeds from issuance of debt                                                      481,194               774,453
  Dividends paid                                                                      (68,953)              (61,143)
  Other financing activities                                                              256                   235
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 287,077               (44,900)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             569,668                 5,459


CASH AND CASH EQUIVALENTS, beginning of period                                        262,275                20,732
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $  831,943            $   26,191
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


(3)   Accounting for Certain Investments in Debt and Equity Securities -

    Effective January 1, 1994, Pennzoil changed its method of accounting for certain investments in debt and equity securities by adopting the new requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity securities," investments in debt and equity securities must be reported at fair value. As a result, Pennzoil's investment in Chevron Corporation ("Chevron") common stock is reported at fair value, with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. At January 1, 1994, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock that were acquired at an average cost of $67.36 per share. The fair market value for the shares of Chevron common stock held by Pennzoil as of December 31, 1993, was $87.125 per share (based on the closing transaction price for Chevron shares reported on the New York Stock Exchange ("NYSE") on that date). After a "two-for-one" stock split of Chevron common stock in June 1994, Pennzoil beneficially owned 18,071,036 shares of common stock at June 30, 1994, acquired at an average cost of $33.68 per share. The fair market value for the shares of Chevron common stock held by Pennzoil as of June 30, 1994 was $41.875 per share (based on the closing transaction price for Chevron shares reported on the NYSE on that date). Adoption of the standard resulted in an increase in shareholders' equity of $106.8 million as of January 1, 1994, representing the net unrealized gain related to Pennzoil's investment in Chevron common stock. Prior year financial statements have not been restated to reflect the new accounting method. As of June 30, 1994, the net unrealized gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $96.3 million.
    Pennzoil's   investments   in   debt    securities   are   classified    as
"held-to-maturity" based on Pennzoil's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist solely of domestic commercial paper. All of Pennzoil's "held-to-maturity" securities have contractual maturities of less than one year. The carrying amounts of Pennzoil's "held-to-maturity"
securities approximate their fair values based on the relatively short maturities of those investments and on quoted market prices, where such prices are available.


(4)   Acquisition of Co-enerco Resources Ltd. -

    In June  1994,   Pennzoil  Canada, Inc.  ("Pennzoil Canada"),  an  indirect wholly owned subsidiary of Pennzoil, completed a cash tender offer for all outstanding common shares and 6% convertible subordinated debentures of Co-enerco Resources Ltd. ("Co-enerco"), which is engaged principally in oil and gas acquisition, exploration, development and production in Western Canada.
Pursuant to the offer, Pennzoil Canada acquired approximately 22.9 million common shares of Co-enerco (approximately 94% on a diluted basis) and approximately Cdn. $49.6 million principal amount of the Co-enerco debentures (approximately 99%). Subsequent to the completion of the tender offer, Pennzoil Canada took the necessary steps under the compulsory acquisition provisions of applicable Canadian law to acquire the remaining Co-enerco common shares and debentures on the same terms as under the tender offer. The acquisition of these remaining common shares and debentures of Co-enerco was completed in July 1994.
    Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco common shares and debentures and repayment of Co-enerco's outstanding bank debt. The acquisition was accounted for using the purchase method of accounting and the results of operations of Co-enerco will be included in Pennzoil's consolidated statement of income subsequent to June 1994.


(5) Investment in Chevron Common Stock; Exchange of Stock with Chevron Corporation -

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

    In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the NYSE for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share.
In June 1994, Chevron declared a "two-for-one" stock split, thus increasing the number of Chevron shares beneficially held by Pennzoil from 9,035,518 to 18,071,036 as of June 30, 1994. All share and per share information related to Pennzoil's investment in Chevron common stock prior to June 1994 has not been adjusted to reflect the "two-for-one" stock split.
    The 18,071,036 shares of Chevron common stock currently held by Pennzoil have been deposited with exchange agents for possible exchange for $402.5 million principal amount of Pennzoil's 6-1/2% Exchangeable Senior Debentures due January 15, 2003, and $500.0 million principal amount of Pennzoil's 4-3/4% Exchangeable Senior Debentures due October 1, 2003.


(6)   Debt -

    In June 1993, Pennzoil called for redemption $96.1 million principal amount of indebtedness (including $66.1 million of Pennzoil's 10% debentures due 2011 and $30.0 million of Pennzoil's 10-1/8% debentures due 2011). The redemptions were completed in July 1993. As of June 30, 1993, this indebtedness was defeased by placing funds required for the redemption with the trustee for the indebtedness. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $4.7 million, net of tax, or $.12 per share, in the second quarter of 1993.


(7)   Commitments and Contingencies -

          In 1988, Pennzoil received $3.0 billion from Texaco in settlement of all litigation between Pennzoil and Texaco arising out of Texaco's tortious interference with Pennzoil's contractual rights to purchase a minority interest in Getty Oil Company. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net Texaco settlement proceeds.
    For federal income tax purposes, Pennzoil originally reported that it recognized no gain upon receipt of the $3.0 billion and obtained no tax basis in the Chevron shares. Pennzoil's reporting position was based on its belief that, under Section 1033 of the Internal Revenue Code, the $3.0 billion received from Texaco was an amount realized as a result of the involuntary conversion of property and that the Chevron shares were similar or related in service or use to the property converted by Texaco. During 1990 and 1991, Pennzoil recalculated its 1988 federal income tax liability to recognize approximately $800 million of income, being the excess of the $3.0 billion received over the amount expended to acquire Chevron shares. As a result of these adjustments, current taxes were increased, and deferred taxes were decreased, by $120.4 million in 1990 and $13.2 million in 1991. In addition, Pennzoil paid interest on such taxes of $17.6 million during 1990 and $3.7 million in 1991.
     In January 1994, Pennzoil received a letter and examination report from the District Director of the Internal Revenue Service ("IRS") that proposes a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. The examination report proposes two principal adjustments with which Pennzoil disagrees.
     The first adjustment challenges Pennzoil's position under Section 1033 of the Internal Revenue Code that (i) at least $2.2 billion of the $3.0 billion cash payment received from Texaco in 1988 in settlement of certain litigation was realized as a result of the involuntary conversion of property and (ii) the shares of Chevron common stock purchased with $2.2 billion of the net Texaco settlement proceeds were similar or related in service or use to the property converted by Texaco. Although these issues have not been resolved, Pennzoil believes that its position is sound, and it intends to contest the proposed adjustment in court unless an acceptable settlement is reached. The proposed tax deficiency relating to this proposed adjustment is $550.9 million, net of available offsets. Pennzoil estimates that the additional after-tax interest on this proposed deficiency would be approximately $257.3 million as of June 30, 1994. If Pennzoil's position is not sustained by the courts, Pennzoil would be required to pay the assessed taxes, plus the accrued interest, and Pennzoil's tax basis in the shares of common stock of Chevron and Pennzoil Petroleum (see
Note 5) would be Pennzoil's cost. This assessed amount would be reduced by the $103.0 million of additional taxes paid in the first quarter of 1994 as a result of the gain realized from the November 1993 sale of 8,158,582 Chevron shares (see Note 5), which gain was calculated based on the Chevron shares sold having no tax basis. Pennzoil's consolidated financial statements do not include an accrual for the interest that would be due in such event.
     The second adjustment proposed by the IRS would permanently capitalize, rather than allow Pennzoil to deduct, approximately $366 million incurred by
Pennzoil in 1988 and earlier years for litigation and related expenses in connection with the Texaco settlement, even if it were determined that the entire $3.0 billion is includable in Pennzoil's 1988 taxable income. Pennzoil believes that this proposed adjustment is irrational and capricious and will not be sustained in court. The proposed tax deficiency relating to the disallowance of deductions is $124.6 million, and the estimated additional after-tax interest on this proposed deficiency would be approximately $52.2 million as of June 30, 1994. If the deductions for legal and related expenses were ultimately disallowed, Pennzoil would be required to pay the assessed taxes, plus the accrued interest. Pennzoil's consolidated financial statements do not include an accrual for the taxes that would be assessed as a result of the proposed disallowance of deductions or the related interest that would be due in such event.
     Pennzoil has formally protested the IRS' proposed tax deficiency in writing. The issue has been forwarded to the IRS Appeals Office, which is empowered to settle disputes with taxpayers, taking into account the hazards of litigation. Pennzoil and the IRS Appeals Office are currently negotiating their positions on these tax issues. If Pennzoil and the IRS Appeals Office are unable to reach a negotiated resolution of these tax issues, the IRS would forward a letter requiring Pennzoil to pay the assessed taxes, plus the accrued interest, within 90 days, unless Pennzoil files a petition with the United States Tax Court. If Pennzoil were to choose to file suit in the Tax Court, Pennzoil would not pay any taxes unless and until the Tax Court rendered a judgment against Pennzoil, but interest would continue to accrue on any taxes ultimately determined to be due. Alternatively, Pennzoil would be entitled to choose to pay the assessed taxes, plus the accrued interest, and file a claim for a refund in either the United States Court of Claims or the United States District Court for the Southern District of Texas. Paying the assessed taxes would halt the accrual of interest on any taxes finally determined to be owing by Pennzoil. In such event, any refund to Pennzoil would include a refund by the IRS of the prior interest paid by Pennzoil, as well as a payment by the IRS of additional interest accrued on the assessed taxes previously paid by Pennzoil. If litigation is necessary, a case of this kind would normally take several years in the absence of a settlement, which could occur at any stage in the process.

     Pennzoil had cash and cash equivalents and current marketable securities and other investments of $878.0 million at June 30, 1994. As a result of these available liquid assets and Pennzoil's available credit facilities, Pennzoil believes that it has the financial flexibility to deal with any eventuality that may occur in connection with the dispute with the IRS, including the possibility of paying the taxes assessed, plus the accrued interest, and suing for a refund if Pennzoil is not able to resolve the disputed matters through discussions with the IRS.
     Reference is made to Note 8 of Notes to Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    Net income for the quarter and six months ended June 30, 1994 was $16.8 million, or $.37 per share, and $22.6 million, or $.49 per share, respectively. This compares with net income of $29.5 million, or $.72 per share, for the second quarter of 1993 and $51.0 million, or $1.25 per share, for the six months ended June 30, 1993. Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million, or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for periods prior to 1994. Income before extraordinary item and cumulative effect of change in accounting principle for the quarter and six months ended June 30, 1994 decreased $17.4 million and $28.2 million, respectively, compared to the prior year. The decrease in earnings for both the quarter and six months ended June 30, 1994, compared to the prior year, was primarily attributable to lower results from the oil and gas and motor oil and refined products segments and lower other operating income. These decreases were partially offset by lower net interest expense.


Oil and Gas

     Operating income from this segment for the quarter and six months ended June 30, 1994 was $54.1 million and $91.7 million, respectively. This compares with operating income of $68.4 million and $119.3 million, respectively, for the same periods in 1993. The decrease in operating results for the quarter compared to the prior year was primarily due to lower natural gas and liquids prices. The decrease in operating results for the six months ended June 30, 1994, compared to the prior year, was primarily due to lower liquids prices and higher exploration expense. Liquids prices averaged $14.11 per barrel and $13.05 per barrel, respectively, during the quarter and six months ended June 30, 1994 compared to $16.42 per barrel and $16.31 per barrel, respectively, for the same periods in 1993. Natural gas prices averaged $1.88 per MCF and $2.05 per MCF, respectively, during the quarter and six months ended June 30, 1994 compared to $2.16 per MCF and $2.00 per MCF, respectively, for the same periods in 1993.

     In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, completed the acquisition of substantially all outstanding common shares and 6% convertible subordinated debentures of Co-enerco Resources Ltd. ("Co-enerco"). Co-enerco is engaged principally in oil and gas acquisition, exploration, development and production in Western Canada (see Note 4).
     In July 1994, Pennzoil Qatar, Inc. ("Pennzoil Qatar"), an indirect wholly owned subsidiary of Pennzoil, was awarded the rights to explore acreage of Block 8 offshore Qatar. The block is located 50 miles from shore in the Arabian Gulf and is adjacent to three large producing oil fields. Under the production sharing agreement, Pennzoil Qatar has committed to a seismic acquisition and drilling program over the next four years. Evaluation activities will start immediately, with drilling beginning in late 1995.


Motor Oil & Refined Products

     Operating income from this segment for the quarter and six months ended June 30, 1994 was $16.6 million and $42.4 million, respectively. This compares to operating income of $29.4 million and $48.5 million, respectively, for the same periods in 1993. The decrease in operating income for the quarter was primarily attributed to lower refinery margins and throughput, and higher manufacturing, advertising and other marketing expenses. Partially offsetting these were higher motor oil margins, increased specialty product volumes sold and higher volumes of motor oil sold internationally. The decrease in operating income for the six months ended June 30, 1994 was primarily attributed to higher manufacturing, advertising and other marketing expenses. Partially offsetting these were higher motor oil margins, increased specialty product volumes sold and higher volumes of motor oil sold internationally.
     In June 1994, Conoco, Inc. ("Conoco") and Pennzoil agreed to carry out a joint venture project at Conoco's refinery in Westlake, Louisiana. Operating through a 50-50 joint venture, the companies will construct a new, state-of-the art lube oil hydrocracker facility estimated to cost approximately $500 million, which is expected to be funded with project financing. The facility will produce more than 15,000 barrels per day of high quality base oils. Base oils are the basic ingredients in finished lubricants. Site preparation is expected to begin late this year and the facility is expected to be completed in about 33 months. Conoco will act as construction manager and operator of the lubricating base oil plant with support positions staffed by both companies.


Franchise Operations

    The franchise operations segment recorded operating income of $2.3 million for the quarter ended June 30, 1994 and $1.6 million for the six months ended June 30, 1994. This compares to an operating loss of $.2 million and operating income of $2.2 million, respectively, for the same periods in 1993. The increase in operating results for the quarter is attributable to same center increases in average cars serviced per day and average ticket prices as well as higher company store operating results. The decrease in operating results for the six months ended June 30, 1994, as compared to the prior year, is due to higher operating expenses primarily due to an insurance reserve for self-insured claims. These higher operating expenses were partially offset by improved company store results.
    Domestic systemwide sales reported by Jiffy Lube centers for the quarter and six months ended June 30, 1994 increased $18.6 million and $33.3 million, respectively, from comparable periods in 1993. Average ticket prices increased to $34.30 and $34.04 for the quarter and six months ended June 30, 1994, respectively, compared with $33.67 and $33.46, respectively, for the same periods in 1993. There were 1,086 domestic lube centers open (including 416 Jiffy Lube company-operated centers) as of June 30, 1994.


Sulphur

    The sulphur segment recorded operating losses of $3.4 million and $7.1 million for the quarter and six months ended June 30, 1994, respectively. This compares to losses of $2.8 million and $5.6 million, respectively, for the same periods in 1993. The decrease was primarily due to lower sulphur prices as evidenced by a decrease in the average Green Markets Tampa Recovered Contract Price range mid-point from $66.50 per long ton and $69.00 per long ton, respectively, during the quarter and six months ended June 30, 1993 to mid-points of $53.00 per long ton and $51.50 per long ton, respectively, during the same periods in 1994. Intense competition in the domestic market has pushed sulphur prices down, primarily because of aggressive marketing by U.S.
producers. Partially offsetting these lower sulphur prices were lower unit costs primarily due to reduced workforce expenses and reduced gas and water treatment costs at the Culberson mine. Sales volumes for the quarter and six months ended June 30, 1994 have increased 27,000 and 52,000 long tons, respectively, compared with the same periods in 1993. So long as sulphur prices and volumes remain at these levels, operating results in the sulphur segment will continue to be adversely affected and the sulphur segment will likely generate an operating loss.
    Sulphur prices have recently strengthened as evidenced by an increase of $2.50 per long ton in the average Green Markets Tampa Recovered Contract Price range mid-point for the second quarter of 1994 as compared to the first quarter of 1994 and an additional increase of $5.50 per long ton at the beginning of the third quarter of 1994.


Other

     Other operating income for the quarter and six months ended June 30, 1994, was $17.8 million and $34.7 million, respectively. This compares to other operating income of $19.1 million and $44.3 million, respectively, for the same periods in 1993. Other operating income for the first quarter of 1993 included a $10.5 million pretax gain on the sale of common stock of Pogo Producing Company held by Pennzoil.
     Net interest expense for the quarter and six months ended June 30, 1994 decreased $3.4 million and $10.8 million, respectively, from the same periods in 1993 primarily due to Pennzoil's efforts throughout 1993 to retire higher cost debt.

Capital Resources and Liquidity

    As of June 30, 1994, Pennzoil had cash and cash equivalents and current marketable securities and other investments of $878.0 million. During the six months ended June 30, 1994, Pennzoil's cash and cash equivalents and current marketable securities and other investments decreased $68.6 million. Cash flows from operating activities totaled $102.3 million for the six months ended June 30, 1994 and included net income tax payments of $132.6 million, of which $103.0 million was paid as a result of the gain realized from the November 1993 sale of 8,158,582 shares of Chevron Corporation ("Chevron") common stock (see Notes 5 and 7 of Notes to Condensed Consolidated Financial Statements).
    Pennzoil's other income includes dividend income from its investment in Chevron common stock of $8.4 million and $16.7 million for the quarter and six months ended June 30, 1994, respectively, compared to $15.0 million and $30.1 million, respectively, for the same periods in 1993.
    In June 1994, in connection with its acquisition of Co-enerco, Pennzoil Canada established a Cdn. $260 million credit facility with a syndicate of Canadian banks, borrowings of which are guaranteed by Pennzoil. Also in June 1994, Pennzoil Canada established a Cdn. $40 million credit facility with a Canadian bank, borrowings of which are guaranteed by Pennzoil. Borrowings under these facilities can be made in any combination of U.S. or Canadian dollars and were $185.0 million and $10.0 million, respectively, as of June 30, 1994.

   Investment in Chevron Common Stock-
      From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net proceeds of the $3.0 billion payment received by Pennzoil from Texaco Inc. in 1988 in settlement of certain litigation.
    In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum Company, which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties.
    In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the New York Stock Exchange for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share.
    In June 1994, Chevron declared a "two-for-one" stock split, thus increasing the number of Chevron shares beneficially held by Pennzoil from 9,035,518 to 18,071,036 as of June 30, 1994. All share and per share information related to Pennzoil's investment in Chevron common stock prior to June 1994 has not been adjusted to reflect the "two-for-one" stock split.
    The 18,071,036 shares of Chevron common stock currently held by Pennzoil have been deposited with exchange agents for possible exchange for $402.5 million principal amount of Pennzoil's 6-1/2% Exchangeable Senior Debentures due January 15, 2003 and $500.0 million principal amount of Pennzoil's 4-3/4% Exchangeable Senior Debentures due October 1, 2003.

                                                        (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30                           June 30
                                                                 ----------------------------      ----------------------------
                                                                    1994             1993             1994             1993
                                                                 -----------      -----------      -----------      -----------
                                                                                    (Expressed in thousands)
REVENUES
   Oil and Gas                                                   $  210,353       $  232,127       $  414,317       $  444,808
   Motor Oil & Refined Products                                     387,574          403,169          744,979          771,825
   Franchise Operations                                              65,136           53,399          127,354          105,602
   Sulphur                                                           14,896           17,467           30,827           37,634
   Other                                                             16,721           18,372           38,256           48,423
   Intersegment Sales                                               (42,871)         (39,357)         (81,848)         (72,574)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  651,809       $  685,177       $1,273,885       $1,335,718
                                                                 -----------      -----------      -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   54,121       $   68,399       $   91,707       $  119,278
   Motor Oil & Refined Products                                      16,600           29,406           42,358           48,494
   Franchise Operations                                               2,335             (174)           1,598            2,214
   Sulphur                                                           (3,406)          (2,779)          (7,136)          (5,626)
   Other                                                             17,760           19,145           34,702           44,331
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                       87,410          113,997          163,229          208,691

Corporate administrative expenses                                    17,866           16,933           35,430           32,881
Interest charges, net                                                43,581           47,014           85,170           95,992
                                                                 -----------      -----------      -----------      -----------
Income before income tax                                             25,963           50,050           42,629           79,818

Income tax                                                            9,153           15,811           15,081           24,054
                                                                 -----------      -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         16,810           34,239           27,548           55,764

Extraordinary item                                                  -                 (4,724)         -                 (4,724)

Cumulative effect of change in accounting principle                 -                -                 (4,948)         -
                                                                 -----------      -----------      -----------      -----------

NET INCOME                                                       $   16,810       $   29,515       $   22,600       $   51,040
                                                                 ===========      ===========      ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                                                       1.38             1.68
                                                                                                   ===========      ===========

                                                       (UNAUDITED)

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30                              June 30
                                                                ------------------------------      ------------------------------
                                                                    1994              1993              1994              1993
                                                                ------------      ------------      ------------      ------------
OPERATING DATA
- --------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  66,203            61,945            64,811            63,293
    Natural gas produced for sale (Mcf per day)                     720,463           672,043           690,161           676,810

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    14.11        $    16.42        $    13.05        $    16.31
    Natural gas (per Mcf)                                        $     1.88        $     2.16        $     2.05        $     2.00


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                             25,695            25,857            25,268            25,678
    Distillates and gas oils                                         31,118            31,450            30,212            29,851
    Lubricating oil and other specialty products                     22,662            24,135            22,765            23,235
    Residual fuel oils                                                3,931             2,490             3,582             2,303
                                                                 -----------       -----------       -----------       -----------
          Total sales (barrels per day)                              83,406            83,932            81,827            81,067
                                                                 ===========       ===========       ===========       ===========

  Raw materials processed (barrels per day)                          58,621            63,336            57,647            61,018

  Refining capacity (barrels per day)                                70,700            70,700            70,700            70,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  154,096        $  135,464        $  291,588        $  258,277
  Same center sales (in thousands)                               $  149,811        $  135,224        $  283,906        $  257,922
  Centers open (U.S.)                                                 1,086             1,058             1,086             1,058

SULPHUR
  Sales (thousands of long tons)                                        267               240               557               505
  Average Green Markets Tampa Recovered
     Contract Price range (1) (per long ton)                    $51.00-55.00      $65.00-68.00      $49.00-54.00      $67.00-71.00

(1) This is a representative market price and does not necessarily reflect what is received by Pennzoil.

                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


    (a) In June 1994, Pennzoil received an Administrative Complaint from the United States Environmental Protection Agency ("EPA") alleging violation of the Superfund Amendments and Reauthorization Act in connection with reporting requirements under this statute and the EPA regulations relating thereto with respect to Pennzoil's refinery in Roosevelt, Utah. The Complaint seeks civil penalties of $329,000. Pennzoil intends to vigorously contest both the alleged liability and the amount of the proposed penalty.


    (b) In July 1994, the West Virginia Division of Environmental Protection opened negotiations with Pennzoil and Pennzoil's indirect subsidiary Eureka Pipe Line Company ("Eureka") for a consent order addressing numerous environmental matters relating to operations of Pennzoil and Eureka. As currently proposed by the state agency, the consent order would require Eureka to undertake environmental remediation at several locations and would impose civil penalties of approximately $1.5 million. Pennzoil and Eureka are investigating the state's position, but currently intend to vigorously contest many of the state's claims and the amount of any civil penalty assessed.




Item 4.  Submission of Matters to a Vote of Security Holders


    (a)  Annual Meeting of Shareholders
          May 19, 1994



                                                                               Broker
    (c) Proposals               For        Against    Withheld    Abstain    Non-Votes
       ---------             ----------    -------   ----------  ---------  -----------

Election of Directors
    Howard H. Baker, Jr.     39,114,670       -       251,592        -           -
    Harry H. Cullen          39,140,730       -       225,532        -           -
    James L. Pate            39,136,417       -       229,845        -           -


Approval of Appointment of
    Arthur Andersen & Co.
    as Independent Public
    Accountants              39,045,653    171,203       -        149,406        -

                             PART II.  OTHER INFORMATION






Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits --

         3(a)  Bylaws of Pennzoil Company, as amended through May 19, 1994.

         12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1994 and 1993.

         99   Exhibit index

    (b) Reports --

          No reports on Form 8-K were filed during the quarter for which this report is filed.

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



August  10, 1994