Form 10-Q
period 1994-09-30
PENNZOIL CO /DE/
filed 1994-11-14
CIK 77320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549



FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended  September 30, 1994  Commission File No. 1-5591


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

     Number of shares outstanding of each class of common stock, as of latest practicable date, October 31, 1994:

     Common stock, $.83-1/3 par value, 46,083,057 shares.

                                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                               PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                 (UNAUDITED)

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30                       September 30
                                                                      ----------------------------      ----------------------------
                                                                         1994             1993             1994             1993
                                                                      -----------      -----------      -----------      -----------
                                                                             (Expressed in thousands except per share amounts)
REVENUES                                                              $  631,654       $  655,867       $1,905,539       $1,991,585

COSTS AND EXPENSES
   Cost of sales                                                         423,763          379,908        1,173,403        1,170,056
   Selling, general and administrative expenses                           99,786           91,625          291,863          262,965
   Depreciation, depletion and amortization (See Notes 8 and 9)          261,410           73,778          415,216          230,193
   Exploration expenses                                                   17,557            7,043           35,746           14,504
   Taxes, other than income                                               14,408           16,746           46,782           51,290
   Interest charges, net (See Note 8)                                    338,609           45,400          423,779          141,392
                                                                      -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                                       (523,879)          41,367         (481,250)         121,185

Income tax provision (benefit) (See Note 8)                             (224,077)          29,331         (208,996)          53,385
                                                                      -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            (299,802)          12,036         (272,254)          67,800
Extraordinary items                                                      -                (13,656)         -                (18,380)
Cumulative effect of change in accounting
     principle (See Note 2)                                              -                -                 (4,948)         -
                                                                      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                      $(299,802)       $  (1,620)       $(277,202)      $   49,420
                                                                      ===========      ===========      ===========      ===========


EARNINGS (LOSS) PER SHARE
  Income (loss) before extraordinary items
     and cumulative effect of change in
     accounting principle                                             $    (6.51)      $     0.29       $    (5.92)      $     1.66
  Extraordinary items                                                    -                  (0.33)         -                  (0.45)
  Cumulative effect of change in accounting principle                    -                -                  (0.11)         -
                                                                      -----------      -----------      -----------      -----------
     TOTAL                                                            $    (6.51)      $    (0.04)      $    (6.03)      $     1.21
                                                                      ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                            $     0.75       $     0.75       $     2.25       $     2.25
                                                                      ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING                                                46,038           41,315           45,987           40,945
                                                                      ===========      ===========      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                              46,066           45,852           46,066           45,852
                                                                      ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                                             PENNZOIL COMPANY
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                               (UNAUDITED)
                                                                            September 30,         December 31,
                                                                                1994                  1993
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $    898,870         $    262,275
   Marketable securities and other investments                                  -                      684,308
   Receivables                                                                    367,730              363,287
   Inventories
     Crude oil, natural gas and sulphur                                            41,628               38,965
     Motor oil and refined products                                               124,608              123,282
   Deferred income tax                                                             15,442               13,587
   Other current assets                                                            54,444               58,098
                                                                            -------------        -------------
Total current assets                                                            1,502,722            1,543,802

Property, plant and equipment, net (See Notes 8 and 9)                          2,904,068            2,324,444
Marketable securities and other investments (See Note 3)                          801,083              654,973
Other assets                                                                      320,724              362,984
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  5,528,597         $  4,886,203
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      4,319         $     19,568
   Notes payable                                                                  417,353              433,031
   Accounts payable and accrued liabilities                                       255,776              219,186
   Interest accrued (See Note 8)                                                  338,773               29,538
   Taxes accrued (See Note 8)                                                     177,670               93,242
   Other current liabilities                                                       43,095               26,702
                                                                            -------------        -------------
Total current liabilities                                                       1,236,986              821,267

Long-term debt                                                                  2,392,052            1,973,488
Deferred income tax                                                               372,922              304,902
Other liabilities                                                                 299,235              280,742
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               4,301,195            3,380,399
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES (See Note 8)

SHAREHOLDERS' EQUITY (See Notes 3 and 10)                                       1,227,402            1,505,804
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  5,528,597         $  4,886,203
                                                                            =============        =============

See Notes to Condensed Consolidated Financial Statements.

                                              PENNZOIL COMPANY
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   ---------------------------------
                                                                                      1994                  1993
                                                                                   -----------           -----------
                                                                                       (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $ (277,202)           $   49,420
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        415,216               230,193
      Dry holes and impairments                                                        19,527                 2,934
      Deferred income tax                                                            (102,743)                5,602
      Accrued interest on IRS settlement                                              290,703               -
      Non-cash and other nonoperating items                                           (20,565)               (9,137)
      Extraordinary items                                                             -                      18,380
      Cumulative effect of change in accounting principle                               4,948               -
      Change in operating assets and liabilities                                      (85,617)              (28,768)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           244,267               268,624
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (361,522)             (314,548)
  Acquisition of Co-enerco Resources Ltd.                                            (230,924)              -
  Purchases of marketable securities and other investments                           (310,614)             (168,393)
  Proceeds from sales of marketable securities and other
    investments                                                                       992,454               179,975
  Proceeds from sales of assets                                                        31,852                50,232
  Other investing activities                                                          (11,485)               20,227
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                 109,761              (232,507)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term debt, net                                                   (15,678)               (8,357)
  Debt and capital lease obligation repayments                                       (108,487)           (1,150,137)
  Proceeds from issuance of debt                                                      509,963               941,216
  Net proceeds from issuance of common stock                                          -                     303,300
  Dividends paid                                                                     (103,486)              (91,773)
  Other financing activities                                                              255                   716
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 282,567                (5,035)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             636,595                31,082


CASH AND CASH EQUIVALENTS, beginning of period                                        262,275                20,732
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $  898,870            $   51,814
                                                                                   ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

                               PENNZOIL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1)  General -

     The condensed consolidated financial statements included herein have been prepared by Pennzoil Company ("Pennzoil") without audit and should be read in conjunction with the financial statements and the notes thereto included in Pennzoil's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil considers necessary for a fair presentation. Certain prior period items have been reclassified in the condensed consolidated financial statements in order to conform with the current year financial presentation.


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


(3) Accounting for Certain Investments in Debt and Equity Securities -

    Effective January 1, 1994, Pennzoil changed its method of accounting for certain investments in debt and equity securities by adopting the new requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, Pennzoil's investment in Chevron Corporation ("Chevron") common stock is reported at fair value, with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. At January 1, 1994, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock that were acquired at an average cost of $67.36 per share. The fair market value for the shares of Chevron common stock held by Pennzoil as of December 31, 1993, was $87.125 per share (based on the closing transaction price for Chevron shares reported on the New York Stock Exchange ("NYSE") on that date). After giving effect to a "two-for-one" stock split of Chevron common stock (which occurred in June 1994), Pennzoil beneficially owned 18,071,036 shares of common stock at September 30, 1994, acquired at an average cost of $33.68 per share. The fair market value of the shares of Chevron common stock held by Pennzoil as of September 30, 1994 was $ 41.625 per share (based on the closing transaction price for Chevron shares reported on the NYSE on that date).
    Adoption of this standard resulted in an increase in shareholders' equity of $106.8 million as of January 1, 1994, representing the net unrealized gain related to Pennzoil's investment in Chevron common stock. Prior year financial statements have not been restated to reflect the new accounting method. As of September 30, 1994, the net unrealized gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $93.4 million.
    Pennzoil's   investments   in   debt    securities   are   classified    as
"held-to-maturity" based on Pennzoil's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist of domestic commercial paper and U.S. government obligations. All of Pennzoil's "held-to-maturity" securities have contractual maturities of less than one year. The carrying amounts of Pennzoil's "held-to-maturity" securities approximate their fair values based on the relatively short maturities of those investments and on quoted market prices, where such prices are available.


(4) Acquisition of Co-enerco Resources Ltd. -

    In June  1994,   Pennzoil  Canada, Inc.  ("Pennzoil Canada"),  an  indirect wholly owned subsidiary of Pennzoil, completed a cash tender offer for all outstanding common shares and 6% convertible subordinated debentures of Co-enerco Resources Ltd. ("Co-enerco"), which is engaged principally in oil and gas acquisition, exploration, development and production in Western Canada.
Pursuant to the offer, Pennzoil Canada acquired approximately 22.9 million common shares of Co-enerco (approximately 94% on a diluted basis) and approximately Cdn. $49.6 million principal amount of the Co-enerco debentures (approximately 99%). Subsequent to the completion of the tender offer, Pennzoil Canada took the necessary steps under the compulsory acquisition provisions of applicable Canadian law to acquire the remaining Co-enerco common shares and debentures on the same terms as under the tender offer. The acquisition of these remaining common shares and debentures of Co-enerco was completed in July 1994.
    Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco common shares and debentures and repayment of Co-enerco's outstanding bank debt. The acquisition was accounted for using the purchase method of accounting and the results of operations of Co-enerco are included in Pennzoil's consolidated statement of income subsequent to June 1994.

(5) Investment in Chevron Common Stock; Exchange of Stock with Chevron Corporation -

    From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net proceeds of the $3.0 billion payment received by Pennzoil from Texaco Inc. ("Texaco") in 1988 in settlement of certain litigation.
    In October 1992, Pennzoil completed a transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock held by Pennzoil for all the capital stock of Pennzoil Petroleum Company ("Pennzoil Petroleum"), which owns Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties.
    In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the NYSE for a price of $89.00 per share before commissions ($88.38 per share net of commissions). The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share.
In June 1994, Chevron declared a "two-for-one" stock split. As a result, the number of Chevron shares beneficially held by Pennzoil was 18,071,036 as of September 30, 1994. None of the share or per share information related to Pennzoil's investment in Chevron common stock prior to June 1994 has been adjusted to reflect the "two-for-one" stock split.
    The 18,071,036 shares of Chevron common stock currently held by Pennzoil have been deposited with exchange agents for possible exchange for $402.5 million principal amount of Pennzoil's 6-1/2% Exchangeable Senior Debentures due January 15, 2003, and $500.0 million principal amount of Pennzoil's 4-3/4% Exchangeable Senior Debentures due October 1, 2003.


(6)  Issuance of Common Stock -

     In September 1993, Pennzoil completed the sale, pursuant to underwritten public offerings, of 5,000,000 shares of its common stock, par value $0.83-1/3 per share, at a price of $62.50 per share.
     The net proceeds from the sale of the shares of Pennzoil common stock offered, prior to the payment of expenses, totaled approximately $303.3 million. Primarily utilizing funds from such offerings, Pennzoil called for redemption an aggregate of $292.5 million principal amount of Pennzoil's debentures, which redemption was reflected in Pennzoil's condensed consolidated balance sheet at September 30, 1993 (see Note 7). Pro forma earnings per share for the nine months ended September 30, 1993, assuming the stock offering and redemption of debentures had occurred at the beginning of 1993, was $1.42 per share.


(7) Debt -

    In June 1993, Pennzoil called for redemption $96.1 million principal amount of indebtedness (including $66.1 million of Pennzoil's 10% debentures due 2011 and $30.0 million of Pennzoil's 10-1/8% debentures due 2011). The redemptions were completed in July 1993. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $4.7 million, net of tax, or $.12 per share, in the second quarter of 1993.
    In September 1993, Pennzoil called for redemption $292.5 million principal amount of indebtedness (including $120.0 million of Pennzoil's 10-1/8% debentures due 2011, $111.0 million of Pennzoil's 10% debentures due 2011 and $61.5 million of Pennzoil's 9% debentures due 2017). The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $13.7 million, net of tax, or $.33 per share, in the third quarter of 1993.

    In August  1994,  Pennzoil entered  into  an amended  and  restated  credit facility with a group of banks which provides for up to $600 million of unsecured revolving credit borrowings through August 16, 1995, with any outstanding borrowings on such date being converted into a term credit facility terminating on September 1, 1996. A facility fee of .125% per annum is payable on the aggregate amount of the banks' commitments. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. This amended and restated credit facility replaces and supersedes the previous revolving credit facility of Pennzoil. Borrowings under the facility totaled $425.0 million at September 30, 1994.



(8) Settlement of IRS Dispute -

          In 1988, Pennzoil received $3.0 billion from Texaco in settlement of all litigation between Pennzoil and Texaco arising out of Texaco's tortious interference with Pennzoil's contractual rights to purchase a minority interest in Getty Oil Company. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net Texaco settlement proceeds.
     For financial reporting purposes, Pennzoil reported an extraordinary gain of $1.656 billion (after expenses and estimated current and deferred taxes), or $42.62 per share, associated with the $3.0 billion in cash received from Texaco in April 1988.
     For federal income tax purposes, Pennzoil originally reported that it recognized no gain upon receipt of the $3.0 billion and that the $366 million in legal and other costs incurred in the litigation were fully deductible. During 1990 and 1991, Pennzoil recalculated its 1988 federal income tax liability to recognize approximately $800 million of income, calculated as the excess of the $3.0 billion received over the amount expended to acquire Chevron shares. As a result of these adjustments, current taxes were increased, and deferred taxes were decreased, by $120.4 million in 1990 and $13.2 million in 1991. In addition, Pennzoil paid interest on such taxes of $17.6 million during 1990 and $3.7 million in 1991.
     Pennzoil's reporting position was based on its belief that, under Section 1033 of the Internal Revenue Code, the $3.0 billion received from Texaco was an amount realized from the involuntary conversion of property and that the Chevron shares were similar or related in service or use to the property converted by Texaco. A corollary of this position was that Pennzoil had no tax basis in the Chevron shares.
     In January 1994, following an audit of Pennzoil's 1988 return, the District Director of Internal Revenue proposed a tax deficiency of $551 million (net of available offsets), plus interest, based on treating the entire $2.2 billion as taxable income in 1988 and treating the $366 million in litigation costs as capital expenditures.
     In October 1994, Pennzoil entered into a binding agreement with the Internal Revenue Service ("IRS") to treat $618 million of the $2.2 billion as the proceeds from an involuntary conversion; to reduce such amount by $72 million of the litigation costs; to recognize the balance of the settlement proceeds as taxable income in 1988; and to allow the balance of the litigation costs as deductions in 1988. As a result, Pennzoil sustained a tax deficiency for 1988 of $261.7 million (net of available offsets), plus interest, and its tax basis in each Chevron share was its cost less $8.28, after giving effect to a "two-for-one" stock split of Chevron common stock which occurred in June 1994 (see Note 5). Total interest charges on the tax deficiency were $294.3 million, of which $290.7 million was expensed in September 1994, resulting in a total cash payment to the IRS of $556.0 million in October 1994.
     As a result of the settlement of this tax contingency, Pennzoil increased the balance of property, plant and equipment ("PP&E") related to its acquisition of Pennzoil Petroleum in October 1992 (see Note 5) by $390.3 million. As a result of the increase in PP&E, Pennzoil increased depreciation, depletion and amortization expense by $93.9 million, based upon its adjusted basis in Pennzoil Petroleum's oil and gas properties. These adjustments resulted in a net increase in PP&E of $296.4 million at September 30, 1994 ($212.4 million net of related deferred taxes), while interest charges and depreciation, depletion and amortization expense adjustments related to the settlement reduced Pennzoil's 1994 third quarter pretax income by $384.6 million. After consideration of available tax offsets, the settlement resulted in an after-tax charge of $208.1 million, or $4.52 per share.


(9)  Sale of Domestic Sulphur Assets -

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") to sell substantially all the domestic assets of Pennzoil's sulphur segment.
     As consideration under the agreement, Freeport-McMoRan will assume certain liabilities of Pennzoil relating to or arising out of the business of Pennzoil's sulphur segment and Pennzoil will receive a series of quarterly installment payments from Freeport-McMoRan based on prevailing future market prices of sulphur over a period not to exceed 20 years from the closing date under the agreement. The installment payments, recorded at their net present value of $22.5 million as of September 30, 1994, may be terminated earlier either by Freeport-McMoRan (through the exercise of a call option, providing for a $65 million payment to Pennzoil), or by Pennzoil (through the exercise of a put option, providing for a $10 million payment to Pennzoil). Neither the call option nor the put option may be exercised within the first four years after the closing date under the agreement.
     In connection with this transaction, Pennzoil recorded a charge to depreciation, depletion and amortization expense of $50.2 million ($32.6 million after-tax, or $.71 per share), in September 1994. Completion of the transaction, which is anticipated by December 31, 1994, is subject to a number of conditions, including the receipt of required governmental approvals.


(10) Shareholder Rights Plan -

     In October 1994, Pennzoil's board of directors adopted a five-year shareholder rights plan. The plan entails a distribution of one right for each outstanding share of Pennzoil common stock. Each right will entitle the holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $140 per share. Each one-hundredth of a share of participating preferred stock would be essentially the economic equivalent of a share of Pennzoil common stock. The rights will attach to and trade with Pennzoil common stock and will not be exercisable until after a person or group acquires fifteen percent of Pennzoil's common stock or commences a tender offer that would result in ownership of fifteen percent of Pennzoil's common stock. The record date for distribution of the rights is the close of business on November 11, 1994.

     The rights may be redeemed for $.01 per right by action of the board of directors at any time prior to the tenth day following the first public announcement of a fifteen percent acquisition of beneficial ownership of Pennzoil's common stock.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the quarter and nine months ended September 30, 1994, Pennzoil recorded a net loss of $299.8 million, or $6.51 per share, and $277.2 million, or $6.03 per share, respectively. This compares with a net loss of $1.6 million, or $.04 per share, for the third quarter of 1993 and net income of $49.4 million, or $1.21 per share, for the nine months ended September 30, 1993. Results for the quarter and nine months ended September 30, 1994 include net charges of $208.1 million, or $4.52 per share, associated with the settlement of a tax dispute with the Internal Revenue Service ("IRS") respecting reinvestment of the settlement proceeds which Pennzoil received from Texaco, Inc. ("Texaco") in 1988 in settlement of certain litigation (see Note 8 of Notes to Condensed Consolidated Financial Statements).
Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million, or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for periods prior to 1994. Excluding the net charges associated with the tax dispute settlement with the IRS, income before extraordinary item and cumulative effect of change in accounting principle for the quarter and nine months ended September 30, 1994 decreased $103.7 million and $132.0 million, respectively, compared to the prior year. The decrease in earnings for both the quarter and nine months ended September 30, 1994, compared to the prior year, was primarily attributable to a write-down of the value of certain assets associated with the sale of Pennzoil's domestic sulphur assets (see Note 9 of Notes to Condensed Consolidated Financial Statements), lower results from the oil and gas, motor oil and refined products and franchise operations segments and lower other operating income.


Oil and Gas

     The oil and gas segment recorded operating losses for the quarter and nine months ended September 30, 1994 of $102.9 million and $11.1 million, respectively. This compares with operating income of $57.6 million and $176.8 million, respectively, for the same periods in 1993.
     As a result of the settlement of a tax dispute with the IRS, the oil and gas segment increased the balance of property, plant and equipment ("PP&E") related to the acquisition of Pennzoil Petroleum in October 1992 by $390.3 million. As a result of the increase in PP&E, the oil and gas segment increased depreciation, depletion and amortization expense by $93.9 million, based upon its adjusted basis in Pennzoil Petroleum's oil and gas properties (see Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements) resulting in a net increase in PP&E of $296.4 million at September 30, 1994 ($212.4 million net of related deferred taxes). In addition, oil and gas segment earnings will be reduced in future periods by comparably higher depreciation, depletion and amortization expense as a result of the increase in the basis of Pennzoil Petroleum's oil and gas properties.
     In addition to the $93.9 million increase in depreciation, depletion and amortization expense discussed above, operating results for the quarter and nine months ended September 30,1994 included a charge of $24.3 million for the write-down of an investment in a Siberian drilling partnership and $10.0 million in charges associated with the impending disposition of other various non-core assets. Operating results for the quarter and nine months ended September 30, 1993 included a $12.8 million gain on the disposition of certain non-core oil and gas properties.
     Excluding the effects of these nonrecurring items, operating results for the quarter and nine months ended September 30, 1994 decreased $19.5 million and $46.9 million, respectively, compared to the same periods in 1993. The decrease in income for the quarter ended September 30, 1994, compared to the same period in the prior year, was primarily due to lower natural gas prices and higher exploration expense. The decrease in operating income for the nine months ended September 30, 1994, compared to the same period in 1993, was primarily due to lower natural gas and liquids prices and higher exploration expense. Exploration expense was up primarily due to increased dry hole charges associated with increased drilling activity.
     Oil and gas production volumes increased approximately 16% in the third quarter of 1994 compared to the third quarter of 1993 despite a reduction in production associated with the 1993 sale of a net 60 Bcf of proved natural gas reserves and a net 3 million barrels of proved oil reserves. These sales occurred primarily late in the third quarter and during the fourth quarter of 1993. Natural gas volumes produced for sale increased from 620 MMcf per day in the third quarter of 1993 to 733 MMcf per day in the third quarter of 1994. In addition, liquids production volume increased from 63.8 Mbbls per day in the third quarter of 1993 to 71.9 Mbbls per day in the third quarter of 1994. Approximately 48% of the volume increase in the third quarter is attributable to Pennzoil's acquisition of Co-enerco Resources Ltd. ("Co-enerco") in June
1994 (see Note 4  of  Notes to  Condensed  Consolidated  Financial  Statements).
The oil and gas division had approximately 30 MMcf per day of natural gas shut-in during the third quarter of 1994. A portion of the gas was involuntarily curtailed due to Canadian pipeline constraints and a portion was voluntarily curtailed due to offshore facility upgrades and downhole testing which were scheduled during the current period in response to lower prices.
     Natural gas volumes produced for sale during the nine months ending September 30, 1994 were 705 MMcf per day compared to 658 MMcf per day during the nine months ending September 30, 1993. Liquids production volume was 67.2 Mbbls per day for the nine months ending September 30, 1994 compared to 63.5 Mbbls per day for the nine months ending September 30, 1993.
     Liquids  prices  averaged  $14.72  per   barrel  and  $13.65  per   barrel,
respectively, during the quarter and nine months ended September 30, 1994 compared to $14.30 per barrel and $15.63 per barrel, respectively, for the same periods in 1993. Natural gas prices averaged $1.65 per MCF and $1.92 per MCF, respectively, during the quarter and nine months ended September 30, 1994 compared to $2.05 per MCF and $2.01 per MCF, respectively, for the same periods in 1993.

     In July 1994, Pennzoil Qatar, Inc. ("Pennzoil Qatar"), an indirect wholly owned subsidiary of Pennzoil, was awarded the rights to explore acreage of Block 8 offshore Qatar. The block is located 50 miles from shore in the Arabian Gulf and is adjacent to three large producing oil fields. Under the production sharing agreement, Pennzoil Qatar has committed to a seismic acquisition and drilling program over the next four years. Evaluation activities will start immediately, with drilling beginning in late 1995 or early 1996.
     In September 1994, the State Oil Company of the Azerbaijan Republic ("SOCAR") and a consortium of foreign oil companies, which included Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deep-water portion of the Guneshli field. The contract will be presented to the companies' boards of directors for approval, and then to the Azerbaijan Parliament for ratification. Once formal approval is received from each board and the contract has been ratified by the Azerbaijan Parliament, the contract becomes effective and initial work can commence.
     This contract covers basic tenets of the project, including profit splits, taxation, project management mechanism, legal issues, hiring practices, and other details. The combined fields, which include Azeri, Chirag and the deep-water portion of the Guneshli field, are located 120 miles offshore in the southern portion of the Caspian Sea in approximately 400 feet of water. Aggregate capital investment for all the participants in the consortium is estimated to be between $7.0 and $8.0 billion over the 30-year life of this project to develop an estimated 4 billion barrels of recoverable reserves.
     Participants in the development and their respective interests are SOCAR (20.00 percent), Amoco (17.01 percent), British Petroleum (17.127 percent),
Delta-Nimir (1.68 percent), Lukoil (10.00 percent), McDermott (2.45 percent), Pennzoil (9.82 percent), Ramco (2.08 percent), Statoil (8.563 percent), Turkish Petroleum Company (1.75 percent) and Unocal (9.52 percent). The contract includes a $300 million bonus to be paid to the government of Azerbaijan in a phased manner over the life of the project. Azerbaijan also would receive approximately 80 percent of the profit.


Motor Oil & Refined Products

     The motor oil and refined products segment recorded an operating loss of $16.0 million for the quarter ended September 30, 1994 and operating income of $26.4 million for the nine months ended September 30, 1994. This compares to operating income of $34.0 million and $82.5 million, respectively, for the same periods in 1993.
       After extensive studies, Pennzoil Products Company ("PPC") concluded that it was no longer economically feasible to process crude oil at its Roosevelt, Utah refinery. As of September 30, 1994, PPC stopped processing crude oil at its refinery in Roosevelt. In connection with the cessation of crude oil processing at Roosevelt, PPC recorded a charge of $32.5 million in the third quarter of 1994. PPC plans to continue purchasing crude oil and will maintain a transportation terminal at the refinery site.
Excluding the charge of $32.5 million associated with the cessation of crude oil processing at the refinery in Roosevelt, operating results for the motor oil and refined products segment decreased $17.5 million and $23.6 million, respectively, for the third quarter and nine months ended September 30, 1994 as compared to the same periods in 1993. The decrease in operating income for the quarter was primarily attributed to lower refinery margins and throughput and higher advertising and other marketing expenses, which was partially offset by increased motor oil and specialty product volumes sold and higher volumes of motor oil sold internationally. The decrease in operating income for the nine months ended September 30, 1994, compared to the same period in 1993, was primarily attributed to lower refinery margins and throughput, higher advertising and other marketing and manufacturing expenses, which was partially offset by higher motor oil margins, increased specialty product volumes sold and higher volumes of motor oil sold internationally.
     In June 1994, Conoco, Inc. ("Conoco") and Pennzoil agreed to carry out a joint venture project at Conoco's refinery in Westlake, Louisiana. Operating through a 50-50 joint venture, the companies will construct a new, state-of-the art lube oil hydrocracker facility estimated to cost approximately $500 million, which is expected to be funded with project financing. The facility will produce more than 15,000 barrels per day of high quality base oils, the basic ingredients in finished lubricants. Site preparation began in the third quarter of 1994 and the facility is expected to be completed in approximately three years. Conoco will act as construction manager and operator of the lubricating base oil plant with support positions staffed by both companies.
     In September 1994, PPC and the Polymers Division of Petrolite Corporation ("Petrolite") agreed in principle to form a 50-50 partnership aimed at providing a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. PPC will transport partially refined feedstock from Utah to its refinery in Rouseville, Pennsylvania. The feedstock will then be used to produce paraffinic waxes and related products. The new Rouseville products will then be sold, along with certain waxes from Petrolite and existing wax products from Pennzoil's Atlas and Rouseville refineries, through the newly formed partnership. More than $23 million will be invested by PPC at its Rouseville refinery and packaging plant in nearby Reno, Pennsylvania. The project will begin in the fourth quarter of 1994 and continue through the first two quarters of 1995.


Franchise Operations

    The franchise operations segment recorded operating losses of $2.2 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 1994. This compares to operating income of $1.5 million and $3.7 million, respectively, for the same periods in 1993. The decrease in operating results for the quarter ended September 30, 1994, compared to the same period in 1993, is primarily attributable to higher operating expense and higher selling, general and administrative expenses. The increase in operating expense was primarily due to a $3.0 million increase in the franchise operations' reserve for estimated environmental remediation costs. The increase in selling, general and administrative expense was primarily due to expenses incurred in the settlements of certain litigation. These higher expenses were partially offset by improved company store results. The decrease in operating results for the nine months ended September 30, 1994, compared to the prior year, is due to higher operating expenses and higher selling, general and administrative expenses. The increase in operating expense was primarily due to the increased environmental reserve and an insurance reserve for self-insured claims. The increase in selling, general and administrative expense was primarily due to $2.7 million in litigation settlement charges. These higher expenses were partially offset by improved company store results.
    Domestic systemwide sales reported by Jiffy Lube centers for the quarter and nine months ended September 30, 1994 increased $16.3 million and $49.6 million, respectively, from comparable periods in 1993. Average ticket prices increased to $33.60 and $33.95 for the quarter and nine months ended September 30, 1994, respectively, compared with $33.38 and $33.41, respectively, for the same periods in 1993. There were 1,098 domestic lube centers open (including 415 Jiffy Lube company-operated centers) as of September 30, 1994.

Sulphur

    In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") to sell substantially all the domestic assets of Pennzoil's sulphur segment (see Note 9 of Notes to Condensed Consolidated Financial Statements). As consideration under the agreement, Freeport-McMoRan will assume certain liabilities of Pennzoil relating to or arising out of the business of Pennzoil's sulphur segment and Pennzoil will receive a series of quarterly installment payments from Freeport-McMoRan based on prevailing future market prices of sulphur over a period not to exceed 20 years from the closing date of the agreement. The installment payments, recorded at their net present value of $22.5 million as of September 30, 1994, may be terminated earlier either by Freeport-McMoRan (through the exercise of a call option, providing for a $65 million payment to Pennzoil), or by Pennzoil (through the exercise of a put option, providing for a $10 million payment to Pennzoil). Neither the call option nor the put option may be exercised within the first four years after the closing date under the agreement. In connection with this transaction, the sulphur segment recorded a $50.2 million ($32.6 million after-tax, or $.71 per share), charge in September 1994.
    Excluding the $50.2 million pretax charge for asset write-downs, the sulphur segment recorded operating losses of $1.3 million and $8.5 million for the quarter and nine months ended September 30, 1994.
The losses were primarily due to lower sulphur prices as evidenced by a decrease in the average Green Markets Tampa Recovered Contract Price range mid-point from $62.00 per long ton and $67.00 per long ton, respectively, during the quarter and nine months ended September 30, 1993 to mid-points of $58.50 per long ton and $54.00 per long ton, respectively, during the same periods in 1994. Intense competition in the domestic market has pushed sulphur prices down, primarily because of aggressive marketing by U.S. producers. Offsetting these lower sulphur prices were lower unit costs primarily due to reduced workforce expenses and reduced gas and water treatment costs at the Culberson mine. Sales volumes for the quarter and nine months ended September 30, 1994 have increased 17,000 and 69,000 long tons, respectively, compared with the same periods in 1993.


Other

     Other operating income for the quarter and nine months ended September 30, 1994, was $4.7 million and $39.4 million, respectively. This compares to other operating income of $17.0 million and $61.3 million, respectively, for the same periods in 1993. Other income for the quarter and nine months ended September 30, 1994 included a $15.2 million charge to reflect adjustment of recorded values of certain real estate properties. Other operating income for the nine months ended September 30, 1993 included a first quarter 1993 $10.5 million pretax gain on the sale of common stock of Pogo Producing Company held by Pennzoil.
     Net interest expense for the quarter and nine months ended September 30, 1994, included interest expense of $290.7 million associated with the IRS settlement (see Note 8 of Notes to Condensed Consolidated Financial Statements). Excluding the interest expense associated with the IRS settlement, net interest expense increased $2.5 million for the quarter and decreased $8.3 million for the nine months ended September 30, 1994, respectively, when compared to the same periods in 1993. The increase in interest expense for the quarter ended September 30, 1994 compared to the same period in 1993 is primarily due to borrowings on credit facilities associated with the acquisition of Co-enerco (see "---- Capital Resources and Liquidity"). The decrease in the nine month interest expense from the same period in 1993 is primarily due to Pennzoil's efforts throughout 1993 to retire higher-cost debt.



Capital Resources and Liquidity

    As of September 30, 1994, Pennzoil had cash and cash equivalents of $898.9 million. During the nine months ended September 30, 1994, Pennzoil's cash and cash equivalents and current marketable securities and other investments decreased by $47.7 million. Cash flows from operating activities totaled $244.3 million for the nine months ended September 30, 1994 and included net income tax payments of $134.3 million, of which $103.0 million was paid as a result of the gain realized from the November 1993 sale of 8,158,582 shares of Chevron
Corporation ("Chevron") common stock (see Note 5 of Notes to Condensed Consolidated Financial Statements).
    Pennzoil's other income includes dividend income from its investment in Chevron common stock of $8.4 million and $25.1 million for the quarter and nine months ended September 30, 1994, respectively, compared to $15.0 million and $45.1 million, respectively, for the same periods in 1993.
    In June 1994, in connection with its acquisition of Co-enerco, Pennzoil Canada established a Cdn. $260 million credit facility with a syndicate of
Canadian banks, the borrowings of which are guaranteed by Pennzoil. Also in June 1994, Pennzoil Canada established a Cdn. $40 million credit facility with a Canadian bank, the borrowings of which are guaranteed by Pennzoil. Borrowings under these facilities can be made in any combination of U.S. or Canadian dollars and were $185.0 million and $10.0 million, respectively, as of September 30, 1994.
    In August  1994,  Pennzoil entered  into  an amended  and  restated  credit facility with a group of banks which provides for up to $600 million of unsecured revolving credit borrowings through August 16, 1995, with any outstanding borrowings on such date being converted into a term credit facility terminating on September 1, 1996. A facility fee of .125% per annum is payable on the aggregate amount of the banks' commitments. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. This amended and restated credit facility replaces and supersedes the previous revolving credit facility of Pennzoil. Borrowings under the facility totaled $425.0 million at September 30, 1994.
    In October 1994, Pennzoil announced the settlement of a tax dispute with the IRS respecting the reinvestment of the settlement proceeds which Pennzoil received from Texaco in 1988 in settlement of certain litigation. In October 1994, Pennzoil made a cash payment to the IRS of $556.0 million using cash and cash equivalents on hand (see Note 8 of Notes to Condensed Consolidated Financial Statements). Subsequent to the cash payment to the IRS in October 1994, Pennzoil reduced its outstanding borrowings under its unsecured revolving credit facility and short-term variable credit arrangements by $290.0 million and $24.0 million respectively, using available cash and cash equivalents.

                                                   (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30                        September 30
                                                                 ----------------------------      ----------------------------
                                                                    1994             1993             1994             1993
                                                                 -----------      -----------      -----------      -----------
                                                                            (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  181,737       $  218,415       $  596,054       $  663,223
   Motor Oil & Refined Products                                     405,954          387,889        1,150,933        1,159,714
   Franchise Operations                                              65,403           56,085          192,757          161,687
   Sulphur                                                           18,019           17,977           48,846           55,611
   Other                                                              5,488           16,803           43,744           65,226
   Intersegment sales                                               (44,947)         (41,302)        (126,795)        (113,876)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  631,654       $  655,867       $1,905,539       $1,991,585
                                                                 -----------      -----------      -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $ (102,852)      $   57,560       $  (11,145)      $  176,838
   Motor Oil & Refined Products                                     (15,993)          33,971           26,365           82,465
   Franchise Operations                                              (2,155)           1,459             (557)           3,673
   Sulphur                                                          (51,520)          (6,071)         (58,656)         (11,697)
   Other                                                              4,676           17,015           39,378           61,346
                                                                 -----------      -----------      -----------      -----------
        Total operating income (loss)                              (167,844)         103,934           (4,615)         312,625

Corporate administrative expenses                                    17,426           17,167           52,856           50,048
Interest charges, net                                               338,609           45,400          423,779          141,392
                                                                 -----------      -----------      -----------      -----------
Income (loss) before income taxes                                  (523,879)          41,367         (481,250)         121,185

Income tax provision (benefit)                                     (224,077)          29,331         (208,996)          53,385
                                                                 -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS
    AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                           (299,802)          12,036         (272,254)          67,800

Extraordinary items                                                 -                (13,656)         -                (18,380)

Cumulative effect of change in accounting principle                 -                -                 (4,948)         -
                                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                $ (299,802)      $   (1,620)      $ (277,202)      $   49,420
                                                                 ===========      ===========      ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                                                    -                   1.70
                                                                                                   ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEED EARNINGS                                                      $  488,159       $  -
                                                                                                   ===========      ===========

                                                   (UNAUDITED)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30                         September 30
                                                                ------------------------------      ------------------------------
                                                                    1994              1993              1994              1993
                                                                ------------      ------------      ------------      ------------
OPERATING DATA
- --------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  71,930            63,796            67,210            63,462
    Natural gas produced for sale (Mcf per day)                     732,781           619,689           704,524           657,561

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    14.72        $    14.30        $    13.65        $    15.63
    Natural gas (per Mcf)                                        $     1.65        $     2.05        $     1.92        $     2.01


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                             25,357            25,772            25,298            25,710
    Distillates and gas oils                                         31,094            29,141            30,509            29,612
    Lubricating oil and other specialty products                     24,447            24,068            23,332            23,516
    Residual fuel oils                                                2,956             2,350             3,371             2,319
                                                                 -----------       -----------       -----------       -----------
          Total sales (barrels per day)                              83,854            81,331            82,510            81,157
                                                                 ===========       ===========       ===========       ===========

  Raw materials processed (barrels per day)                          61,844            63,036            59,056            61,698

  Refining capacity <F1> (barrels per day)                           70,700            70,700            70,700            70,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  157,316        $  140,985        $  448,904        $  399,262
  Same center sales (in thousands)                               $  150,955        $  139,491        $  432,060        $  395,051
  Centers open (U.S.)                                                 1,098             1,063             1,098             1,063

SULPHUR
  Sales (thousands of long tons)                                        274               257               831               762
  Average Green Markets Tampa Recovered
     Contract Price range <F2> (per long ton)                  $57.00-60.00      $59.00-65.00      $52.00-56.00      $65.00-69.00

<F1> After September 30, 1994 Pennzoil will no longer
be processing crude at its refinery in Roosevelt, Utah.
The Roosevelt refinery had a refining capacity of 8,000 barrels per day.
<F2> This is a representative market price and does not
necessarily reflect what is received by Pennzoil.

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits --

            12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1994 and 1993.


            27   Financial Data Schedule


    (b) Reports --

          Pennzoil filed with the Securities and Exchange Commission a current report on Form 8-K dated October 28, 1994 relating to Pennzoil's adoption of a five-year shareholder rights plan. See Note 10 of Notes to Condensed Consolidated Financial Statements.

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PENNZOIL COMPANY
                                      Registrant



                                   S\N Mark A. Malinski

                                   Mark A. Malinski
                                   Group Vice President - Accounting
                                   and Controller



November 11, 1994