Form 10-K405
period 1994-12-31
PENNZOIL CO /DE/
filed 1995-02-28
CIK 77320

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

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NO. 1-5591

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                 ON WHICH REGISTERED
- -------------------------------------------      -----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $2.1 billion as of January 31, 1995.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, January 31, 1995: Common Stock, par value $0.83 1/3 per share -- 46,145,528.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil Company ("Pennzoil") is an energy company engaged primarily in oil and gas exploration and production, in processing, refining and marketing of oil and motor oil and refined products and in fast automotive oil change operations. Pennzoil's operations are conducted primarily through subsidiaries. Pennzoil Exploration and Production Company conducts the majority of Pennzoil's oil and gas exploration and production operations. The refining of oil and the processing and marketing of motor oil, refined products and industrial specialties are conducted by Pennzoil Products Company ("PPC"). Jiffy Lube International, Inc. ("Jiffy Lube") franchises, owns and operates automotive fast lubrication and fluid maintenance service centers. Richland Development Corporation ("Richland") manages Pennzoil's real estate holdings and provides staff support for Pennzoil and its subsidiaries.

     In December 1994, Pennzoil merged its Pennzoil Exploration and Production Company subsidiary into its Pennzoil Petroleum Company ("Pennzoil Petroleum") subsidiary, and the name of the surviving corporation was subsequently changed to Pennzoil Exploration and Production Company ("PEPCO").

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Pennzoil continues to own and operate its Antwerp, Belgium sulphur terminal and the related international sulphur business. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Sulphur" for additional information.

     As of December 31, 1994, Pennzoil beneficially owned 18,071,036 shares of common stock of Chevron Corporation ("Chevron"), which have been deposited with exchange agents for possible exchange for $402.5 million and $500.0 million principal amount of exchangeable debentures of Pennzoil due January 15, 2003 and October 1, 2003, respectively, at exchange rates equivalent to $42 1/16 and $58 13/16 per share of Chevron common stock, respectively. At the current dividend rate, Pennzoil receives $33.4 million annually in dividends on the 18,071,036 Chevron shares. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

INDUSTRY SEGMENT FINANCIAL INFORMATION

     The tabular presentation below sets forth certain financial information regarding Pennzoil's industry segments (i.e., oil and gas, motor oil and refined products, franchise operations and sulphur). Pennzoil's foreign operations historically have not been material in relation to consolidated revenues, operating income and identifiable assets.

                                                             1994         1993         1992
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                        REVENUES
Oil and Gas.............................................  $  833,938    $  878,630   $  568,819
Motor Oil & Refined Products............................   1,509,694     1,507,563    1,509,777
Franchise Operations....................................     258,102       219,865      174,386
Sulphur.................................................      71,902        74,021      147,964
Other(1)................................................      59,673       258,129      105,395
Intersegment sales(2)...................................    (170,366)     (155,841)    (149,660)
                                                          ----------    ----------   ----------
                                                          $2,562,943    $2,782,367   $2,356,681
                                                          ==========    ==========   ==========
                OPERATING INCOME (LOSS)
Oil and Gas(3)..........................................  $   (4,901)   $  159,180   $  134,655
Motor Oil & Refined Products(4).........................      41,767        90,029       77,925
Franchise Operations....................................       2,814       (17,573)     (13,422)
Sulphur(5)..............................................     (57,407)      (20,763)       1,033
Other(1)................................................      55,598       253,668       88,168
                                                          ----------    ----------   ----------
          Total operating income........................      37,871       464,541      288,359
Corporate administrative expense........................      66,324        65,552       65,103
Interest expense, net(3)................................     476,641       179,548      224,629
Income tax provision (benefit)..........................    (221,355)       59,205      (18,783)
                                                          ----------    ----------   ----------
Income (loss) from continuing operations................  $ (283,739)   $  160,236   $   17,410
                                                          ==========    ==========   ==========

                                             (Table continued on following page)

                                                             1994         1993         1992
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                  IDENTIFIABLE ASSETS
Oil and Gas(3)..........................................   $2,529,188   $2,059,115   $1,988,007
Motor Oil & Refined Products............................      704,271      656,313      609,753
Franchise Operations....................................      304,380      305,669      289,791
Sulphur(5)..............................................       53,309      100,888      114,035
Other...................................................      159,306      177,353      176,173
Corporate(3)............................................      966,009    1,590,766    1,285,097
Intersegment eliminations...............................         (653)      (3,901)      (5,679)
                                                           ----------   ----------   ----------
                                                           $4,715,810   $4,886,203   $4,457,177
                                                           ==========   ==========   ==========
    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
Oil and Gas(3)..........................................   $  411,597   $  275,489   $  175,442
Motor Oil & Refined Products(4).........................       51,877       27,014       23,415
Franchise Operations....................................       15,830       14,123       11,344
Sulphur(5)..............................................       54,375        8,386        6,130
Other...................................................          663          805          859
Corporate...............................................        4,844        5,162        5,355
                                                           ----------   ----------   ----------
                                                           $  539,186   $  330,979   $  222,545
                                                           ==========   ==========   ==========
                CAPITAL EXPENDITURES(6)
Oil and Gas(7)..........................................   $  630,432   $  360,496   $1,103,212
Motor Oil & Refined Products............................       40,361       71,535       35,841
Franchise Operations....................................       18,937       21,701       25,810
Sulphur.................................................        8,548        2,295        2,898
Other...................................................          761          329        2,906
Corporate...............................................        6,458       28,766        1,331
                                                           ----------   ----------   ----------
                                                           $  705,497   $  485,122   $1,171,998
                                                           ==========   ==========   ==========

- ---------------

 (1) For 1994 and 1992, these amounts primarily represent dividend income from Pennzoil's investment in Chevron common stock. For 1993, this amount primarily represents a pretax gain of $171.6 million from Pennzoil's sale of 8,158,582 shares of Chevron common stock for a net price of $88.38 per share and dividend income from Pennzoil's investment in Chevron common stock.

 (2) Substantially all intersegment sales, which are priced at market, are from the oil and gas segment to the motor oil and refined products segment.

 (3) In October 1994, Pennzoil settled a dispute with the Internal Revenue Service ("IRS") relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. In connection with this settlement, Pennzoil paid $556.0 million to the IRS in October 1994 from cash, cash equivalents and current marketable securities and other investments on hand. In addition, as a result of the IRS settlement, Pennzoil increased the balance of its investment in Pennzoil Petroleum capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in depreciation, depletion and amortization expense recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and depreciation, depletion and amortization expense adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2 million. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Notes 8 and 10 of Notes to Consolidated Financial Statements for additional information.

 (4) As of September 30, 1994, PPC ceased the processing of crude oil at its refinery in Roosevelt, Utah. In connection therewith, PPC recorded a total charge of $32.5 million, $24.3 million of which was charged to depreciation, depletion and amortization expense. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Motor Oil & Refined Products" for additional information.

 (5) In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. In connection with this transaction, Pennzoil's sulphur segment recorded a charge to depreciation, depletion and amortization expense of $50.2 million in September 1994. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sulphur" for additional information.

 (6) Includes interest capitalized of $9,027,000, $11,420,000 and $8,731,000 in
     1994, 1993 and 1992, respectively.

 (7) For 1994, capital expenditures for the oil and gas segment include $230,924,000 allocated to the oil and gas properties added as a result of the acquisition of Co-enerco Resources Ltd. ("Co-enerco"). Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information. For 1992, capital expenditures for the oil and gas segment include $1,009,410,000 allocated to the oil and gas properties added as a result of the acquisition of Pennzoil Petroleum. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and Note 10 of Notes to Consolidated Financial Statements for additional information. Capital expenditures for 1994 do not include any amounts paid with respect to the IRS settlement discussed in footnote (3) above.

     Narrative descriptions of these business segments follow, with emphasis on 1994 developments. Unless otherwise indicated by the context, references to Pennzoil include its subsidiaries.

OIL AND GAS

     In the oil and gas segment, Pennzoil engages in the acquisition, exploration, exploitation and development of prospective and proved oil and gas properties, the production and sale of crude oil, condensate and natural gas liquids and the production, treatment and sale of natural gas. The bulk of Pennzoil's production is derived from established fields in Texas, Louisiana, Utah, Alberta and federal waters offshore Louisiana, Texas and California.

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum, which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. The results of operations of Pennzoil Petroleum and Co-enerco subsequent to October 30, 1992 and June 30, 1994, respectively, have been included in Pennzoil's oil and gas segment results. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 10 of Notes to Consolidated Financial Statements for additional information.

     OIL AND GAS RESERVES. The following table sets forth information regarding Pennzoil's net proved reserves and the present value (discounted at 10%) of the estimated future net cash flows before deduction of income taxes from the production and sale of those reserves. The reserves are reported by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") and Outtrim Szabo Associates Ltd., Calgary, Canada ("Outtrim Szabo") in accordance with criteria prescribed by Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures About Oil and Gas Producing Activities." The summary reports of Ryder Scott and Outtrim Szabo on the reserve estimates as of December 31, 1994, which include certain definitions and assumptions, are set forth as exhibits to this Annual Report on Form 10-K. Such information as to reserve estimates includes reserves of each of PEPCO, Pennzoil Canada, PPC and Pennzoil. The summary reports of Ryder Scott on the reserve estimates as of December 31, 1993 and 1992 are included in Pennzoil's previously filed Annual Reports on Form 10-K for the respective years.

     Information regarding ownership interests, prices, costs and other factual data was furnished to Ryder Scott and Outtrim Szabo by Pennzoil. To facilitate timely issuance of the reserve estimates, estimated production data were used for the last few months of each year. Pennzoil believes that use of the actual production data would not have resulted in any material change in the estimates of reserves or pretax future net cash flows.

                                                                     TOTAL PROVED RESERVES
                                                                  ----------------------------
                                                                            DECEMBER 31
                                                                  ----------------------------
                                                                   1994       1993       1992
                                                                  ------     ------     ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States.........................................          205        199        218
     Foreign...............................................           15          2          2
                                                                  ------     ------     ------
                                                                     220        201        220
                                                                  ======     ======     ======
Natural gas (Bcf)
     United States(1)......................................        1,341      1,453      1,617
     Foreign...............................................          204         38         35
                                                                  ------     ------     ------
                                                                   1,545      1,491      1,652
                                                                  ======     ======     ======
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(2)
     United States.........................................       $1,778     $2,213     $2,484
     Foreign...............................................          180         45         35
                                                                  ------     ------     ------
                                                                  $1,958     $2,258     $2,519
                                                                  ======     ======     ======

                                             (Table continued on following page)

                                                                    PROVED DEVELOPED RESERVES
                                                                   ----------------------------
                                                                            DECEMBER 31
                                                                   ----------------------------
                                                                     1994       1993       1992
                                                                   ------     ------     ------

Crude oil, condensate and natural gas liquids
  (millions of barrels)
  United States..................................................     176        162        181
  Foreign........................................................      15          2          2
                                                                   ------     ------     ------
                                                                      191        164        183
                                                                   ======     ======     ======
Natural gas (Bcf)
  United States(1)...............................................   1,242      1,306      1,412
  Foreign........................................................     192         35         34
                                                                   ------     ------     ------
                                                                    1,434      1,341      1,446
                                                                   ======     ======     ======
Present value (10% discount rate) of estimated future net cash flows before deduction of income taxes (in millions)(2)
  United States..................................................  $1,696     $2,049     $2,263
  Foreign........................................................     175         40         35
                                                                   ------     ------     ------
                                                                   $1,871     $2,089     $2,298
                                                                   ======     ======     ======

- ---------------

 (1) United States natural gas reserves for 1994, 1993 and 1992 exclude 161 Bcf, 162 Bcf and 124 Bcf, respectively, of carbon dioxide gas for sale or use in Pennzoil's operations.

 (2) Reference is made to "Supplemental Financial and Statistical Information -- Unaudited -- Oil and Gas Information" on pages F-30 through F-36 hereof for additional information regarding Pennzoil's proved reserves and estimated future net revenues therefrom, including presentation of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves calculated in accordance with SFAS No. 69.

     No significant change in Pennzoil's proved reserves as set forth above has occurred as a result of any major discovery or other event since December 31, 1994.

     No estimates of Pennzoil's total proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission ("SEC") since January 1, 1994.

     OIL AND GAS PROPERTIES. The following table shows Pennzoil's developed and undeveloped oil and gas acreage as of December 31, 1994.

                                                        DEVELOPED              UNDEVELOPED
                                                       ACREAGE(1)              ACREAGE(2)
                                                    -----------------       -----------------
                                                    GROSS        NET        GROSS        NET
                                                    -----       -----       -----       -----
                                                            (EXPRESSED IN THOUSANDS)
    United States
      Alabama.....................................     15           7          --          --
      Arkansas....................................     25           5           9           2
      Colorado....................................     --          --          35          35
      Kansas......................................     42          39           1          --
      Louisiana...................................    267         209          24          20
      Michigan....................................      1           1           5           3
      Mississippi.................................     23          18          14          11
      Montana.....................................     --          --         352         169
      New Mexico..................................     35          25         695         692
      New York....................................     16          14           5           4
      North Dakota................................      3           2          --          --
      Ohio........................................      6           6           1           1
      Oklahoma....................................      1           1           8           1
      Pennsylvania................................    187         156         172         149
      Texas.......................................    561         411          89          48
      Utah........................................    160          74          51          29
      West Virginia...............................    393         360          78          60
      United States Waters
         Offshore Alabama.........................     14           9          --          --
         Offshore Alaska..........................      7           1          22           4
         Offshore California......................      4           1          11           3
         Offshore Louisiana.......................    328         204          97          61
         Offshore Mississippi.....................     11           3          11           3
         Offshore Texas...........................     71          36         105          96
                                                    -----       -----       -----       -----
    Total United States...........................  2,170       1,582       1,785       1,391
    Foreign(3)
      Canada......................................    323         196         918         632
      Indonesia...................................     --          --         690         100
      Qatar.......................................     --          --         701         701
                                                    -----       -----       -----       -----
    Total Foreign.................................    323         196       2,309       1,433
                                                    -----       -----       -----       -----
    Total.........................................  2,493       1,778       4,094       2,824
                                                    =====       =====       =====       =====

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

                                               GROSS WELLS(1)                 NET WELLS(1)
                                         --------------------------      -----------------------
                                          1994      1993      1992       1994     1993     1992
                                         ------    ------    ------      -----    -----    -----
    Oil
      United States....................   7,264     7,632    10,528      4,135    4,316    4,667
      Foreign..........................     984       330       356        508       52       57
    Natural gas
      United States....................   2,149     2,243     3,068      1,232    1,237    1,373
      Foreign..........................     523       114       119        259       22       26
                                         ------    ------    ------      -----    -----    -----
                                         10,920    10,319    14,071      6,134    5,627    6,123
                                         ======    ======    ======      =====    =====    =====

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

                                                                 1994        1993        1992
                                                                -------     -------     -------
Crude oil, condensate and natural gas liquids (barrels per
  day)
  United States...............................................   64,140      63,294      38,430
  Foreign.....................................................    4,569         979       1,032
                                                                -------     -------     -------
                                                                 68,709      64,273      39,462
                                                                =======     =======     =======

Natural gas (Mcf per day)
  United States...............................................  689,461     641,111     443,905
  Foreign.....................................................   27,501       8,288       3,656
                                                                -------     -------     -------
                                                                716,962     649,399     447,561
                                                                =======     =======     =======

     The following table shows the weighted average sales prices received by Pennzoil for its production and the average production (lifting) costs per unit of production.

                                                                   YEAR ENDED DECEMBER 31, 1994
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $13.65     $14.96     $13.74
Natural gas (per Mcf)............................................  $ 1.81     $ 1.38     $ 1.79
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 3.82     $ 3.43     $ 3.80

                                                                   YEAR ENDED DECEMBER 31, 1993
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $14.90     $14.45     $14.90
Natural gas (per Mcf)............................................  $ 2.05     $ 1.32     $ 2.04
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 4.16     $ 4.02     $ 4.16

                                             (Table continued on following page)

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

     Pennzoil has substantial control in marketing its natural gas production. Pennzoil's natural gas marketing efforts are primarily constrained only by normal free marketplace competition and by regulatory limitations generally described below under the caption "Government Regulation." In February 1995, Pennzoil and Brooklyn Union Gas Co. announced that their subsidiaries, Pennzoil Gas Marketing Company and BRING Gas Services Corp., would form a 50-50 gas marketing joint venture. Pennzoil currently expects to contribute approximately $3 million in cash to the venture and to commit substantially all of its natural gas production from the continental U.S. to be marketed through the venture.

     Since 1986, Pennzoil has restricted spot gas sales from time to time during periods when prices have fallen below levels considered acceptable. Pennzoil did not restrict spot gas sales in 1994.

     DRILLING ACTIVITY. The following table shows Pennzoil's net productive and dry exploratory and development wells completed for the periods shown. Completion occurs upon the installation of permanent equipment for the production of oil or gas, or, in the case of dry holes, upon reporting abandonment to the appropriate regulatory agency.

                                                       NET EXPLORATORY            NET DEVELOPMENT
                                                            WELLS                      WELLS
                                                     --------------------      ---------------------
                                                     1994    1993    1992      1994    1993    1992
                                                     ----    ----    ----      ----    ----    -----
Oil Wells(1)
  United States....................................   8.2     1.3     0.9      36.1    41.3     18.2
  Foreign..........................................   4.5      --      --       1.9      --      0.1
Gas Wells(1)
  United States....................................  22.2    13.0     0.9      45.1    29.7      6.2
  Foreign..........................................   2.8      --     1.5       1.2     2.2       --
Dry Holes(2)
  United States....................................   7.1     2.6     0.8       1.0     1.0       --
  Foreign..........................................   5.4     2.0     0.1        --      --      1.0
                                                     ----    ----    ----      ----    ----    -----
                                                     50.2    18.9     4.2      85.3    74.2     25.5
                                                     ====    ====    ====      ====    ====    =====

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

     As of December 31, 1994, Pennzoil was participating in the drilling or awaiting completion of 47 gross (41 net) wells onshore and 14 gross (8 net) wells offshore the United States.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES. In North America, oil and gas production volumes rose substantially in 1994 primarily as a result of accelerated Gulf of Mexico drilling and the addition of the oil and gas properties of Co-enerco. During the fourth quarter of 1994, Pennzoil produced an average of approximately 198,000 barrels of oil equivalent ("BOE") per day compared to an average of approximately 173,000 BOE per day during the first quarter of 1994. Total production costs and expenses per barrel, excluding exploration expense and depreciation, depletion and amortization expense, were reduced 10% in 1994, to $5.32 per BOE.

     Pennzoil disposed of approximately 90 producing oil and gas fields in 1994, continuing its asset highgrading program begun in 1992, and decreasing the number of producing fields in which Pennzoil had an interest from approximately 800 in early 1993 to approximately 400 at the end of 1994. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Assessment of Oil and Gas Properties" for additional information.

     In June 1994, Pennzoil Canada acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt, which was financed primarily through two credit facilities. Reference is made to Notes 3 and 10 of Notes to Consolidated Financial Statements for additional information. Total net proved reserves of
15.9 million barrels of oil and 160 billion cubic feet of gas were added through the Co-enerco acquisition.

     Internationally, in September 1994, the State Oil Company of the Azerbaijan Republic ("SOCAR") and a consortium of foreign oil companies, which includes Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deep-water portion of the Guneshli fields in the Caspian Sea. The contract was ratified by the National Parliament of the Republic of Azerbaijan in November 1994 and was made effective in December 1994. The contract covers the basic tenets of the project, including profit splits, taxation, project management mechanism, legal issues, hiring practices and other details. The combined fields are located 120 miles offshore in the southern portion of the Caspian Sea in approximately 400 feet of water. Aggregate capital investment for all the participants in the consortium is estimated to be between $7 and $8 billion over the 30-year life of the project to develop an estimated 4 billion barrels of recoverable reserves. Participants in the development and their respective interests are SOCAR (20.00%), Amoco (17.01%), British Petroleum (17.127%), Delta-Nimir (1.68%), Lukoil (10.00%), McDermott (2.45%), Pennzoil
(9.82%), Ramco (2.08%), Statoil (8.563%), Turkish Petroleum Company (1.75%) and Unocal (9.52%). The contract includes a $300 million bonus to be paid by the consortium to the government of Azerbaijan in a phased manner over the life of the project. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     Net reserves to the participants in the production sharing contract will generally be dependent on the fields' reserves as well as on crude oil prices and capital and operating expenditures. Pennzoil's 9.82% share has the potential to add net reserves estimated in the range of 300 million barrels once the area is developed. A study is under way to determine the feasibility of producing from an existing platform in the Chirag Field; if feasible, production could begin by late 1996. The consortium is also studying possible routes for a major export pipeline, which will be a prerequisite for transporting any oil produced from the fields to international markets.

     Also in Azerbaijan, Pennzoil completed work on a comprehensive gas gathering and compression system during 1994. This project is designed to capture, compress and transport to shore approximately 150 million cubic feet per day of gas that was being vented from the Guneshli Field. The gas utilization project accounted for approximately $48 million in capital expenditures for the oil and gas segment in 1994. The project will save Azerbaijan an estimated $100 million annually that otherwise would have been spent on imported natural gas. Pennzoil's total investment related to its Azerbaijan activities, including the gas utilization project, was $166 million as of December 31, 1994. Pennzoil's investment in the gas utilization project is being recovered through partial credit toward Pennzoil's portion of the first bonus payment made by members of the consortium of foreign oil companies to the government of Azerbaijan, direct hard-currency payments by the

Azerbaijan government during 1995 and an interest in another project. Any remaining balance due from the government of Azerbaijan with respect to the gas utilization project will be creditable against the remaining bonus payments to be made to the Azerbaijan government by the consortium. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     In July 1994, Pennzoil Qatar, Inc. ("Pennzoil Qatar"), an indirect wholly owned subsidiary of Pennzoil, was awarded the rights to explore acreage of Block 8 offshore Qatar. The block is located 50 miles from shore in the Arabian Gulf and is adjacent to three large producing oil fields. Block 8 is approximately the size of 117 Gulf of Mexico blocks, with water depths ranging from 100-120 feet. The technology and geological drilling risks involved are similar to the Gulf of Mexico. Under the production sharing agreement, Pennzoil Qatar has committed to a seismic acquisition and drilling program over the next four years. Seismic acquisition is planned for the second quarter of 1995; drilling will begin late this year or early in 1996, with four wells planned over the next several years.

     In November 1994, Pennzoil Egypt, Inc., an indirect wholly owned subsidiary of Pennzoil, and its Spanish partner, Repsol Exploracion Egypto S.A., were selected to explore the Southeast Gulf of Suez Block offshore Egypt. The block, which is approximately the size of 44 Gulf of Mexico blocks, surrounds the Shoab Ali oil field, which has significant oil reserves in place. The agreement requires approval by the Egyptian Oil ministry, cabinet and parliament. The agreement calls for acquisition of 3-D seismic data and the drilling of one well over the next two years following final approval of the agreement.

     Pennzoil's capital budget currently provides that its capital expenditures, including interest capitalized, for domestic and international petroleum exploration and development during 1995 are estimated to be $334.2 million compared to $399.5 million of capital expenditures in 1994, excluding expenditures related to the acquisition of Co-enerco. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

     Pennzoil conducts or participates in certain offshore oil and gas operations which are subject to the hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions, as well as risks of blowouts and fires, which are generally present in all oil and gas drilling. In the past, production from offshore blocks has been delayed on several occasions as a result of pipeline breaks, hurricanes, blowouts and other unforeseen events. In addition, Pennzoil's foreign oil and gas operations are subject to certain risks, such as nationalization, confiscation, renegotiation of existing contracts and currency fluctuations. Pennzoil monitors political, regulatory and economic developments in any foreign countries in which it operates.

MOTOR OIL & REFINED PRODUCTS

     Pennzoil's motor oil and refined products operations are conducted by PPC. These operations include the procurement and refining of crude oil and the blending, packaging and marketing of motor oil and refined products.

     MANUFACTURING. PPC owns and operates two lube oil and specialty refineries, one located near Oil City, Pennsylvania ("Rouseville") and the other, operated by PPC's wholly owned subsidiary, Atlas Processing Company ("Atlas"), located in Shreveport, Louisiana. The paraffinic lube base stocks produced by these refineries are used primarily in the blending of motor oil and other lubricants by PPC's marketing division. The lube oil and specialty refineries also produce waxes, petrolatums, special cut kerosenes, transformer oils, process oils and other naphthenic base oils for use in producing industrial specialty products or for sale to industrial customers. Jet fuel is also supplied by the Atlas refinery to several commercial airlines.

     As of September 30, 1994, PPC ceased the processing of crude oil at its refinery in Roosevelt, Utah. PPC plans to continue purchasing crude oil from the Bluebell-Altamont field and other nearby fields and will maintain a transportation terminal at the refinery site.

     The following table sets forth information with respect to raw material supplied and processed, refining capacity and utilization of PPC's refineries during the years indicated.

                                                                  1994        1993        1992
                                                                 ------      ------      ------
                                                                    (BARRELS PER DAY EXCEPT
                                                                          PERCENTAGES)
Raw Material
  Supplied
     Crude oil and condensate
       Pennzoil's domestic production..........................  28,513      22,623      19,829
       Purchased from others...................................  29,283      36,062      38,596
     Net decrease in inventory.................................     907         537          30
                                                                 ------      ------      ------
                                                                 58,703      59,222      58,455
                                                                 ======      ======      ======
  Processed
     Oil City, Pennsylvania....................................  15,752      15,629      15,576
     Shreveport, Louisiana.....................................  38,734      37,356      36,424
     Roosevelt, Utah(1)........................................   4,217       6,237       6,455
                                                                 ------      ------      ------
                                                                 58,703      59,222      58,455
                                                                 ======      ======      ======
Refining capacity (at year end)
  Oil City, Pennsylvania.......................................  16,500      16,500      16,500
  Shreveport, Louisiana........................................  46,200      46,200      46,200
  Roosevelt, Utah(1)...........................................      --       8,000       8,000
                                                                 ------      ------      ------
                                                                 62,700      70,700      70,700
                                                                 ======      ======      ======
Refinery utilization(1)........................................    85.4%       83.8%       82.7%
                                                                 ======      ======      ======

- ---------------
(1) As of September 30, 1994, Pennzoil ceased the processing of crude oil at its refinery in Roosevelt, Utah. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Motor Oil & Refined Products" for more information.

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

     In June 1994, Conoco, Inc. ("Conoco") and Pennzoil agreed to carry out a joint venture project at Conoco's refinery in Lake Charles, Louisiana. Operating through a 50-50 joint venture, the companies will construct a new, state-of-the-art lube oil hydrocracker facility estimated to cost approximately $500 million, which is expected to be funded with project financing. The facility will produce more than 16,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Site preparation began in the third quarter of 1994, and the facility is expected to be completed in early 1997. Conoco is acting as construction manager and operator of the plant with support positions staffed by both companies. The facility is intended to make PPC substantially self-sufficient in low-cost, high-quality lube base stocks. Additionally, engineering design is under way for a residual catalytic cracking unit at the Atlas refinery, which should substantially lower the effective cost of base oils produced at the facility.

     In September 1994, Pennzoil and the Polymers Division of Petrolite Corporation ("Petrolite") agreed in principle to form the BARECO(R) Products Company, a 50-50 partnership aimed at providing a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil will transport partially refined feedstock from Utah to its Rouseville refinery, which will produce paraffinic waxes and related products. The new wax products, along with certain waxes from Petrolite and existing wax products from Pennzoil's Atlas and Rouseville refineries, will be sold through the partnership. More than $23 million will be invested by Pennzoil at its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture. Marketing will begin in April 1995.

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

     PENNZOIL(R) products are sold in all 50 states through 160 independent distributors and 66 company-owned distribution facilities. Additionally, PENNZOIL(R) brand gasoline is marketed through approximately 364 retail outlets located in Pennsylvania, Ohio, New York, Virginia, West Virginia, Tennessee and Kentucky. Kerosenes, diesel oils, fuel oils and other distillates are marketed at both the retail and wholesale levels through distributors.

     PPC competes with a number of other companies in the sale of motor oil and refined products. Competition is based on price, service and quality, with quality being of particular importance in the case of motor oils and other petroleum specialty products.

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

     PPC is continuing its efforts to maintain PENNZOIL(R) as the leading motor oil used by the installed market segment (fast lubes, service stations, auto dealers, etc.). The installed market is expected to grow faster than the industry as a whole. As consumers become increasingly concerned about the environmental issues associated with changing their own oil, a continuing shift to installers, who are generally better prepared to handle the disposition of used oil and filters, is expected. Approximately 40% of all oil changes are done by installers. Fast lube operations, by making oil changes convenient for the consumer, are capturing an even larger share of the installed market by attracting consumers who no longer change their own oil as well as business from the other installer outlets (service stations, auto dealers, etc.). This shift, which has been occurring since the early 1980s, is expected to continue. PPC remains well-positioned within the installed market segment and is continuing its efforts to satisfy the needs of this customer group to assure that the benefits associated with this expected growth will be fully realized.

     PPC is also one of America's leading marketers of fuel injector and carburetor cleaners and other car care products under the GUMOUT(R) name. These products are sold primarily to the consumer trade in the retail channels, but GUMOUT(R) has an increasing presence in the installed market. WOLF'S HEAD(R) lubricants are also marketed as a secondary value-priced line throughout the U.S., alongside the PENNZOIL(R) lubricants brand.

     PENNZOIL(R) motor oil and lubricants are marketed in 58 countries through 41 distributors, three licensees, four joint ventures and nine company-owned marketing distribution centers. PPC has been active in Europe for many years and in 1994 reorganized its Northern European operation to further capitalize on the growth opportunities in that region. Part of that expansion has been focused on emerging Eastern European countries, as well as a targeted marketing effort to expand its presence in Italy.

     In 1994, PPC purchased the company's partner in Spain, now called Pennzoil Iberica, to further support the opportunity for increasing volume in Southern Europe. PPC also entered into an equity position in 1994 with Industria de Lubricantes Bolivianos S.A., its licensee in Bolivia, and PENNZOIL(R) has become the second largest selling brand in the market in under a year. The continued expansion in other areas of South America in 1994 will result in a strong presence for the PENNZOIL(R) brand in Ecuador, Chile, Colombia,

Peru and Argentina in 1995. PPC's position in Australia, where PENNZOIL(R) motor oil is available in all states, grew steadily in 1994. Construction of a new refining, blending and packaging plant is scheduled for completion in 1995 by PPC's licensee in Indonesia, where PPC is the country's only government-authorized private manufacturer of branded lubricants. PPC's joint venture operation in India continued to realize substantial growth in sales and market share during 1994. PPC has also begun the process of expansion into new markets such as Brazil, Vietnam and China.

     PPC considers the above-mentioned trademarks used in its motor oil and refined products operations to have significant marketing value, primarily in identifying Pennzoil and its products.

     The following table sets forth information with respect to quantities sold externally by the marketing and manufacturing operations during the years indicated.

                                                            1994         1993         1992
                                                           ------       ------       ------
                                                                  (BARRELS PER DAY)
    Gasoline and naphtha.................................  24,168       25,106       23,873
    Distillates and gas oils.............................  29,978       28,512       29,038
    Lubricating oil and other specialty products.........  23,079       23,072       22,595
    Residual fuel oils...................................   3,361        2,160        1,785
                                                           ------       ------       ------
                                                           80,586       78,850       77,291
                                                           ======       ======       ======

FRANCHISE OPERATIONS

     Jiffy Lube franchises, owns and operates automotive service centers. JIFFY LUBE(R) service centers offer convenient automotive maintenance services for which no appointment is required. Jiffy Lube's standard full service includes oil change and filter replacement, chassis lubrication, checking for proper tire inflation, window washing, interior vacuuming, checking and topping off of transmission, differential, windshield washer, battery and power steering fluid levels and air filter and windshield wiper blade examination. JIFFY LUBE(R) service centers also provide other authorized services and products at additional cost.

     At December 31, 1994, 1,141 JIFFY LUBE(R) service centers were open worldwide, including 1,132 in the United States. Domestically, franchisees operated 706 of the service centers and Jiffy Lube operated the remaining 426. The service centers generally are clustered in metropolitan areas throughout the United States.

SULPHUR

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Included in the sale were the Culberson mine in West Texas, the sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, the charter of a marine sulphur tanker, two sulphur barges, 503 leased or owned railcars and associated commercial contracts and obligations. Pennzoil continues to own and operate its Antwerp, Belgium sulphur terminal and the related international sulphur business. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sulphur" for additional information.

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

EMPLOYEES

     The following table sets forth the number of Pennzoil employees by segment at December 31 of each of the years indicated:

                                                                     1994       1993       1992
                                                                    ------     ------     ------
Oil and Gas......................................................    1,670      1,627      1,544
Motor Oil & Refined Products.....................................    2,860      2,929      2,907
Franchise Operations.............................................    5,090      4,425      3,532
Sulphur..........................................................      247        257        379
Corporate and Other..............................................      634        663        763
                                                                    ------     ------     ------
          Total..................................................   10,501      9,901      9,125
                                                                    ======     ======     ======

     The increase in employees as of December 31, 1994 and 1993, respectively, is primarily attributable to an increase in the number of company-owned service centers in the franchise operations segment.

     Approximately 9% of Pennzoil's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

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

     NATURAL GAS ACT, NATURAL GAS POLICY ACT AND NATURAL GAS WELLHEAD DECONTROL ACT. Until recently, Pennzoil and other natural gas producers were subject to comprehensive sales price and service regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act and the Natural Gas Policy Act of 1978. However, the Natural Gas Wellhead Decontrol Act of 1989 provided for the phased elimination of all remaining federal natural gas pricing and sales regulation of "first sales", including all wellhead sales and sales by nonpipeline marketing entities, by January 1, 1993. As a result, all natural gas sales by Pennzoil can be made at market prices.

     The FERC's jurisdiction over the interstate natural gas transportation industry was unaffected by the Natural Gas Wellhead Decontrol Act. However, as a result of "first sale" deregulation and in an effort to increase competition in the selling and purchasing of natural gas, the FERC has issued a series of orders that have led to the restructuring of the interstate pipelines' rates and services and the granting to the pipelines' customers, producers and other non-pipeline natural gas merchants of open and nondiscriminatory access to the pipelines' transportation, storage and related services. This restructuring has occurred over several years, culminating in 1992 with FERC's issuance of Order No. 636, which caused all interstate pipelines to restructure their services along open access principles, commencing with the 1993-1994 winter heating season. In addition to its industry-wide orders such as Order No. 636, numerous individual pipeline orders were issued in highly contested proceedings. As a result, numerous appeals of these orders are now pending on appeal, and Pennzoil cannot predict what action the reviewing courts or FERC may take on these matters. Under the current arrangements, however, the marketing flexibility of non-pipeline natural gas merchants such as Pennzoil has been significantly enhanced.

     PETROLEUM PRICE CONTROL AND ALLOCATION LAWS. From time to time, the federal government has imposed allocation and price controls upon firms engaged in marketing crude oil and other petroleum products. However, since the 1981 lifting of federal price controls, sales of crude oil and other petroleum products can be made at market prices.

     FEDERAL AND STATE PRODUCTION REGULATIONS. Pennzoil's oil and gas exploration and production operations are subject to various types of regulation at the federal, state and local levels. Federal regulation of Pennzoil's offshore Gulf of Mexico leases is accomplished by the Minerals Management Service of the Department of the Interior ("MMS"). The FERC also has jurisdiction over certain offshore activities pursuant to the Outer Continental Shelf Lands Act. State regulation typically includes requiring drilling permits and the maintenance of bonds in order to drill or operate wells; the regulation of the location of wells, the method of drilling and casing of wells and the surface use and restoration of properties upon which wells are drilled; and the plugging and abandoning of wells. Pennzoil's operations are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given area and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may be to limit the amounts of crude oil, condensate and natural gas Pennzoil can produce from its wells and the number of wells or the locations at which Pennzoil can drill.

     ENVIRONMENTAL MATTERS. Pennzoil's operations in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     The 1990 Amendments to the federal Clean Air Act require, among other things, more stringent controls on industrial plants in areas of high air pollution, a tightening of fuel and emission standards for motor vehicles (including certain requirements to use reformulated gasoline) and the imposition by the Environmental Protection Agency ("EPA") of restrictions on the emissions of hazardous air pollutants. While the precise effect of the Clean Air Act Amendments on Pennzoil and other industrial companies is uncertain because most of the Act's requirements will be implemented through EPA regulations to be issued over a period of years, it is likely that the programs governing hazardous air pollutants and auto fuels and emissions will require changes in procedures and equipment in certain of Pennzoil's operations that could impose substantial costs on Pennzoil. For example, in 1993, Pennzoil was required to incur capital expenditures of $26.6 million for a diesel desulfurization and dewaxing project at its Atlas refinery in Shreveport, Louisiana.

     The U.S. Oil Pollution Act of 1990 ("OPA '90") imposes a variety of requirements on "responsible parties" (which can include Pennzoil or its subsidiaries) related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 also imposes the obligation on responsible parties to demonstrate certain levels of financial responsibility. The effect of OPA '90 on Pennzoil and other offshore oil and gas operators is uncertain because the MMS has not yet finalized implementing regulations. Pennzoil cannot predict the final form of the financial responsibility regulations that will be adopted by the MMS, but such regulations have the potential to result in the imposition of substantial costs on Pennzoil.

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

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating and refining remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and finally the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and subject to the ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the state of the process each site is in at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors.

     Capital outlays of approximately $87.2 million have been made by Pennzoil since January 1992 with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $33 million in 1995. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental Matters" for additional information.

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

ITEM 3. LEGAL PROCEEDINGS.

     (A) CURTAILMENT DAMAGE ACTIONS. Reference is made to Note 8 of Notes to Consolidated Financial Statements for information regarding a lawsuit in which Pennzoil has been joined as a defendant for damages allegedly caused by curtailment of deliveries of gas by United Gas Pipe Line Company in 1974, a former Pennzoil subsidiary, to its customers.

     (B) ENVIRONMENTAL MATTERS. In June 1994, Pennzoil received an Administrative Complaint from the EPA alleging violation of the Superfund Amendments and Reauthorization Act in connection with reporting requirements under this statute, and the EPA regulations relating thereto, with respect to Pennzoil's refinery in Roosevelt, Utah. The complaint seeks civil penalties of $329,000. Pennzoil intends to vigorously contest both the alleged liability and the amount of the proposed penalty. In July 1994, the West Virginia Division of Environmental Protection opened negotiations with Pennzoil and Pennzoil's indirect subsidiary Eureka Pipe Line Company ("Eureka") for a consent order addressing numerous environmental matters relating to operations of Pennzoil and Eureka. As currently proposed by the state agency, the consent order would require Eureka to undertake environmental remediation at several locations and would impose civil penalties of approximately $1.5 million. Pennzoil and Eureka are investigating the state's position, but currently intend to vigorously contest many of the state's claims and the amount of any civil penalty assessed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1994 to a vote of security holders.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil (at February 21, 1995). Positions, unless otherwise specified, are with Pennzoil.

     DAVID P. ALDERSON, II (45)
     Group Vice President -- Finance and Treasurer

     CLYDE W. BEAHM (57)
     Group Vice President -- Franchise Operations

     LINDA F. CONDIT (47)
     Corporate Secretary

     THOMAS M. HAMILTON (51)
     Group Vice President -- Oil and Gas

     TERRY HEMEYER (56)
     Group Vice President -- Administration

     MARK A. MALINSKI (39)
     Group Vice President -- Accounting and Controller

     JAMES L. PATE (59)(1)
     Chairman of the Board,
     President and Chief Executive Officer

     WILLIAM M. ROBB (50)
     Group Vice President -- Products Manufacturing

     JAMES W. SHADDIX (48)
     General Counsel

     WILLIAM E. WELCHER (62)
     Group Vice President -- Products Marketing

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

CLYDE W. BEAHM -- Group Vice President -- Franchise Operations since July 1992.
  Executive Vice President -- Franchise Operations from February 1992 to July 1992. Senior Vice President -- Franchise Operations from May 1991 to February 1992. Vice President -- Quick Lube Operations prior thereto.

LINDA F. CONDIT -- Corporate Secretary since March 1990. Director -- Treasury
  Operations prior thereto.

THOMAS M. HAMILTON -- Group Vice President -- Oil and Gas since December 1991.
  Chief Executive -- Frontier and International Operating Company of BP Exploration prior thereto.

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

JAMES L. PATE -- Chairman of the Board since May 1994 and President and Chief
  Executive Officer since March 1990. Chief Operating Officer from February to March 1990 and Executive Vice President prior thereto.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The following table shows high and low sales prices for the common stock of Pennzoil as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded, and dividends paid per share for the calendar quarters indicated. The common stock is also listed for trading on the Pacific Stock Exchange, as well as the Toronto, London and Swiss stock exchanges.

                                                    1994                          1993
                                          ---------------------------  ----------------------------
                                            MARKET PRICE                  MARKET PRICE
                                          ----------------             ----------------
               QUARTER ENDED               HIGH      LOW    DIVIDENDS   HIGH      LOW     DIVIDENDS
    ------------------------------------  ------    ------  ---------  ------    ------   ---------
    March 31............................  $56.38    $49.13     $.75     $59.00    $49.38     $.75
    June 30.............................  $52.50    $45.75     $.75     $65.75    $56.88     $.75
    September 30........................  $52.38    $46.63     $.75     $70.75    $60.50     $.75
    December 31.........................  $52.88    $43.00     $.75     $66.25    $52.00     $.75

     Pennzoil has paid quarterly dividends for 71 consecutive years.

     As of December 31, 1994, Pennzoil had 20,025 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                              YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                             --------    --------    --------    --------    --------
                                                 (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $2,562.9    $2,782.4    $2,356.7    $2,314.8    $2,366.7
Income (loss) from
  Continuing operations (1)................  $ (283.8)   $  160.3    $   17.4    $   40.1    $   93.8
  Discontinued operations (2)..............     --          --           11.7        29.9       --
  Extraordinary items (3)..................     --          (18.4)      (16.6)      --          --
  Cumulative effect of changes in
     accounting principles (4).............      (4.9)      --          115.7       (49.0)      --
                                             --------    --------    --------    --------    --------
Net income (loss)..........................  $ (288.7)   $  141.9    $  128.2    $   21.0    $   93.8
Earnings (loss) per share
  Continuing operations....................  $  (6.16)   $   3.80    $    .43    $    .99    $   2.37
  Discontinued operations (2)..............     --          --            .29         .74       --
                                             --------    --------    --------    --------    --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of changes in accounting
     principles............................  $  (6.16)   $   3.80    $    .72    $   1.73    $   2.37
  Extraordinary items (3)..................     --           (.44)       (.41)      --          --
  Cumulative effect of changes in
     accounting principles (4).............      (.11)      --           2.85       (1.21)      --
                                             --------    --------    --------    --------    --------
          Total............................  $  (6.27)   $   3.36    $   3.16    $    .52    $   2.37
Dividends per common share.................  $   3.00    $   3.00    $   3.00    $   3.00    $   3.00
Total assets...............................  $4,715.8    $4,886.2    $4,457.2    $5,108.0    $5,262.5
Long-term debt, including current
  maturities, and capital lease
  obligations..............................  $2,254.6    $2,077.8    $2,031.7    $2,321.7    $2,467.5
Total shareholders' equity (5).............  $1,204.3    $1,505.8    $1,180.2    $1,164.1    $1,251.6

- ---------------

 (1) Reference is made to Note 8 of Notes to Consolidated Financial Statements.

 (2) Represents results of Purolator Products Company, which was sold in 1992. Reference is made to Note 11 of Notes to Consolidated Financial Statements.

 (3) In 1993 and 1992, Pennzoil redeemed amounts outstanding under several debt facilities using proceeds from various sources. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in extraordinary charges of $18.4 million ($28.3 million before tax), or $.44 per share, in 1993 and $16.6 million ($25.2 million before tax), or $.41 per share, in 1992.

 (4) Reference is made to Notes 2 and 6 of Notes to Consolidated Financial Statements for discussion of 1994 and 1992 events, respectively. In December 1991, Pennzoil announced its decision to change its method of accounting for postretirement benefit costs other than pensions by adopting the new requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1991. Pennzoil recorded a charge of $49.0 million ($74.2 million before tax), or $1.21 per share, in 1991 to reflect the cumulative effect of the change in accounting principle for periods prior to 1991.

 (5) Reference is made to Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Industry Segment Financial Information included in
Item 1, Business and Item 2, Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

RESULTS OF OPERATIONS

     A net loss of $288.7 million, or $6.27 per share, was recorded for 1994 compared with net income of $141.9 million, or $3.36 per share, for 1993 and $128.2 million, or $3.16 per share, for 1992. Results for 1994 include net charges of $210.4 million ($388.2 million before tax), or $4.57 per share, associated with the settlement of a dispute with the Internal Revenue Service ("IRS") relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. Reference is made to "-- Capital Resources and Liquidity" and Note 8 of Notes to Consolidated Financial Statements for additional information.

     Results of operations for 1994 also include a $21.1 million ($32.5 million before tax), or $.46 per share, charge associated with the cessation of crude oil processing at Pennzoil's Roosevelt, Utah refinery, a $32.6 million ($50.2 million before tax), or $.71 per share, charge in connection with the agreement providing for the sale by Pennzoil to Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") of substantially all the domestic assets of Pennzoil's sulphur segment, and a $9.9 million ($15.2 million before tax), or $.22 per share, charge to reflect adjustments of recorded values of certain real estate properties. Reference is made to "-- Motor Oil & Refined Products", "-- Sulphur" and "-- Other", respectively, for additional information.

     Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for the periods prior to 1994.

     In November 1993, Pennzoil sold 8,158,582 shares of Chevron Corporation ("Chevron") common stock in a block trade on the New York Stock Exchange ("NYSE") for a net price of $88.38 per share. The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     In September 1993, Pennzoil called for redemption an aggregate of $292.5 million principal amount of indebtedness. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $13.7 million ($21.1 million before tax), or $.32 per share, in 1993. In June 1993, Pennzoil called for redemption $96.1 million principal amount of indebtedness (which redemption occurred in July 1993). The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $4.7 million ($7.2 million before tax), or $.11 per share, in 1993.

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted, establishing a new 35% corporate income tax rate effective January 1, 1993. As a result of the increase in the marginal income tax rate and other tax law changes, Pennzoil recorded a one-time, non-cash charge of $16.0 million, or $.38 per share, in 1993 to adjust its deferred income tax liabilities and assets for the effect of the change in income tax rates.

     In December 1992, Pennzoil announced its decision to change its method of accounting for income taxes by adopting the new requirements of SFAS No. 109, "Accounting for Income Taxes," effective as of January 1, 1992. As a result, Pennzoil recognized an increase to net income of $119.1 million in 1992. Of this amount, $115.7 million, or $2.85 per share, was reported as the one-time cumulative effect on prior year results. The remaining $3.4 million, or $.08 per share, reflected the impact of adoption of this standard on 1992 income from continuing operations. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information.

     In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator Products Company ("Purolator"). Pennzoil recorded a net gain on the disposition of Purolator of $1.5 million, or $.04 per share, in 1992. Reference is made to "-- Discontinued Operations" and Note 11 of Notes to Consolidated Financial Statements for additional information.

     In December 1992, Pennzoil called for redemption $272.9 million principal amount of indebtedness (which redemption occurred in February 1993). As of December 31, 1992, this indebtedness was defeased by placing funds required for the redemption with the trustee for the indebtedness. As a result, the funds deposited with the trustee for the redemption of the debentures and the principal amount of the indebtedness were not reflected in Pennzoil's consolidated balance sheet at December 31, 1992. The premiums and related unamortized discount and debt issue costs relating to this redemption resulted in an extraordinary charge of $16.6 million ($25.2 million before tax), or $.41 per share, in 1992.

     Investment and other income, net, for 1994 and 1992 primarily represents dividend income from Pennzoil's investment in Chevron common stock. Investment and other income, net, for 1993 primarily represents a pretax gain of $171.6 million from Pennzoil's sale of 8,158,582 shares of Chevron common stock and dividend income from Pennzoil's investment in Chevron common stock. Pennzoil beneficially owned 18,071,036 shares of Chevron common stock as of December 31, 1994, after giving effect to a "two-for-one" split of Chevron common stock in June 1994. The shares of Chevron common stock beneficially owned by Pennzoil are classified as non-current marketable securities and other investments in the accompanying consolidated balance sheet. Reference is made to "-- Capital Resources and Liquidity" for additional information.

OIL AND GAS

     The oil and gas segment recorded an operating loss of $4.9 million in 1994, compared with operating income of $159.2 million in 1993 and $134.7 million in 1992. The reduction in operating income was attributable to weak oil and gas prices, increased depreciation, depletion and amortization of $93.9 million related to the settlement of a tax dispute with the IRS, and other nonrecurring net charges totaling $36.8 million.

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum Company ("Pennzoil Petroleum"), which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock was accounted for using the purchase method of accounting, and the results of operations of Pennzoil Petroleum subsequent to October 30, 1992 have been included in Pennzoil's oil and gas segment results. Included in the assets of Pennzoil Petroleum at the time of the transfer to Pennzoil was $57.4 million in cash contributed by Chevron to Pennzoil Petroleum immediately prior to closing, representing the net cash flow from Pennzoil Petroleum's operations during the four-month period between the "effective date" and the closing date of the transaction, after reduction as a result of nonrecurring closing adjustments of approximately $11 million. As a result of an audit completed during 1993, Chevron contributed an additional $9.9 million in cash to Pennzoil Petroleum in 1993, representing an adjustment to the initial $57.4 million cash contribution made by Chevron to Pennzoil Petroleum prior to closing. This additional contribution from Chevron was accounted for as an adjustment to the original purchase price of Pennzoil Petroleum. As a result of an audit conducted during 1994, Chevron contributed an additional $6.8 million in cash to Pennzoil Petroleum in 1994, representing post-closing adjustments related to the acquisition. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     As a result of the IRS settlement in October 1994, Pennzoil increased the balance of its investment in Pennzoil Petroleum capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in depreciation, depletion and amortization expense recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and depreciation, depletion and amortization expense adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2 million. In addition, oil and gas segment earnings will be reduced in future periods by comparably higher depreciation, depletion and amortization expense as a result of the increase in the investment in Pennzoil Petroleum's oil and gas properties. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information.

     Oil and gas production volumes increased approximately 10% for 1994 compared to 1993, despite a reduction in production associated with the 1993 sale of a net 60 Bcf of proved natural gas reserves and a net 3 million barrels of proved oil reserves. The increase in production volumes was primarily as a result of accelerated Gulf of Mexico drilling and the addition of the oil and gas properties of Co-enerco Resources Ltd. ("Co-enerco"). Natural gas produced for sale in 1994 was 716,962 Mcf per day, compared with 649,399 Mcf per day and 447,561 Mcf per day in 1993 and 1992, respectively. Natural gas prices averaged $1.79 per Mcf in

1994 compared to $2.04 per Mcf in 1993 and $1.81 per Mcf in 1992. Liquids volumes in 1994 were 68,709 barrels per day, compared to 64,273 and 39,462 barrels per day in 1993 and 1992, respectively. The average liquids price received in 1994 dropped to $13.74 per barrel, compared with $14.90 per barrel in 1993 and $16.95 per barrel in 1992.

     The results of operations from Pennzoil's oil and gas segment are subject to volatility resulting from changes in crude oil and natural gas prices. Pennzoil has used in the past, and may use in the future, a limited price-risk management strategy to provide protection against temporary declines in domestic natural gas prices. To date, these price-risk management activities have encompassed no more than 3% of Pennzoil's total annual natural gas production.

     In February 1995, Pennzoil and Brooklyn Union Gas Co. announced that their subsidiaries, Pennzoil Gas Marketing Company and BRING Gas Services Corp., would form a 50-50 gas marketing joint venture. Pennzoil currently expects to contribute approximately $3 million in cash to the venture and to commit substantially all of its natural gas production from the continental U.S. to be marketed through the venture.

     Pennzoil disposed of approximately 90 producing oil and gas fields in 1994, continuing its asset highgrading program begun in 1992, and decreasing the number of producing fields in which Pennzoil had an interest from approximately 800 in early 1993 to approximately 400 at the end of 1994. Reference is made to "-- Capital Resources and Liquidity -- Assessment of Oil and Gas Properties" for additional information.

     Expenses associated with exploration activities in 1994 were $61.0 million compared with $70.7 million in 1993 and $11.7 million in 1992. Exploration expenses in 1994 included a $9.6 million charge for impairments of unproved property costs and an increase in geological and geophysical expenses of $7.2 million over 1993 associated with an increase in Pennzoil's domestic exploration and development activity and the continuing assessment of its domestic oil and gas properties. In the early stages of this assessment, Pennzoil curtailed domestic exploration activity and, as a result, reduced its 1992 capital budget related to both exploration and development activity and geological and geophysical expenses. As this assessment has progressed, more exploration and development activity has occurred in and around core areas.

     Operating results for 1994 included a charge of $24.3 million for the write-down of an investment in a Siberian drilling partnership and $13.8 million in charges associated with the impending disposition of other various non-core assets.

     Depreciation, depletion and amortization expense in 1994 and 1993 include charges of $29.8 and $17.7 million, respectively, to increase an impairment reserve originally established in 1988 related to Pennzoil's net investment in offshore California producing properties. Generally lower offshore California oil prices, a reassessment of remaining reserves and revisions to other projected economic parameters led Pennzoil to determine that additional impairments were necessary.

     In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt, which was financed primarily through two credit facilities. The acquisition of Co-enerco was accounted for using the purchase method of accounting, and the results of operations of Co-enerco subsequent to June 30, 1994 have been included in Pennzoil's oil and gas segment results. Reference is made to Notes 3 and 10 of Notes to Consolidated Financial Statements for additional information.

     In July 1994, Pennzoil Qatar, Inc. ("Pennzoil Qatar"), an indirect wholly owned subsidiary of Pennzoil, was awarded the rights to explore acreage of Block 8 offshore Qatar. The block is located 50 miles from shore in the Arabian Gulf and is adjacent to three large producing oil fields. Under the production sharing agreement, Pennzoil Qatar has committed to a seismic acquisition and drilling program over the next four years. Seismic acquisition is planned for the second quarter of 1995; drilling will begin late this year or early in 1996, with four wells planned over the next several years.

     In September 1994, the State Oil Company of the Azerbaijan Republic ("SOCAR") and a consortium of foreign oil companies, which includes Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deep-water portion of the Guneshli fields in the Caspian Sea. The contract was ratified by the National Parliament of the Republic of Azerbaijan in November 1994 and was made effective in December 1994. Aggregate capital investment for all the participants in the consortium is estimated to be between $7 and $8 billion over the 30-year life of this project to develop an estimated 4 billion barrels of recoverable reserves. Pennzoil's 9.82% share has the potential to add net reserves estimated in the range of 300 million barrels once the area is developed. The contract includes a $300 million bonus to be paid by the consortium to the government of Azerbaijan in a phased manner over the life of the project. The bonus payment is payable in three installments. The first bonus payment made by the consortium was equal to 50% of the total bonus. Pennzoil's proportionate share was $17.8 million, of which $11.9 million was paid in cash and $5.9 million was credited toward Pennzoil's prior investment in a gas utilization project in Azerbaijan. The second bonus payment, equal to 25% of the total bonus, will be due 30 days from the date when production in the contract area reaches an average rate of 40,000 barrels of crude oil per day and is sustained for a period of 60 days. The remaining bonus payment will be due within 30 days from the date when crude oil has been exported from the main export pipeline for a sustained period of 60 days.

     In November 1994, Pennzoil Egypt, Inc., an indirect wholly owned subsidiary of Pennzoil, and its Spanish partner, Repsol Exploracion Egypto S.A., were selected to explore the Southeast Gulf of Suez Block offshore Egypt. The block, which is approximately the size of 44 Gulf of Mexico blocks, surrounds the Shoab Ali oil field, which has significant oil reserves in place. The agreement requires approval by the Egyptian Oil Ministry, cabinet and parliament. The agreement calls for acquisition of 3-D seismic data and the drilling of one well over the next two years following final approval of the agreement.

     Capital expenditures for the oil and gas segment in 1994 were $399.5 million, excluding expenditures related to Pennzoil's acquisition of Co-enerco, compared to $360.5 million in 1993, and $93.8 million in 1992, excluding expenditures related to Pennzoil's acquisition of Pennzoil Petroleum. Total capital expenditures for this segment in 1995 are estimated to be $334.2 million. Reference is made to "-- Capital Resources and Liquidity" for additional information.

MOTOR OIL & REFINED PRODUCTS

     Operating income in 1994 for this segment was $41.8 million, compared with $90.0 million in 1993 and $77.9 million in 1992. Lower earnings in the manufacturing division in 1994 resulted primarily from a third quarter charge of approximately $32.5 million associated with the cessation of crude oil processing at Pennzoil's Roosevelt, Utah refinery. Total processed volume at the refineries of 58,703 barrels per day in 1994 was 519 barrels per day lower than 1993 but 248 barrels per day higher than 1992. Also contributing to lower earnings in the manufacturing division were expenses incurred related to the start-up of a joint venture project with Conoco, Inc. ("Conoco") described below. Lower earnings in the domestic marketing division primarily resulted from lower GUMOUT(R) sales volumes and margins and higher advertising expense, partially offset by higher revenues from all other products. Domestic motor oil volumes were about 1% higher than 1993 and 1992. Domestic motor oil margins increased approximately 2% over 1993 margins and approximately 8% over 1992 margins. These margin increases were primarily the result of lower average crude oil prices in 1994 versus 1993 and 1992. Higher earnings in the international marketing division resulted primarily from increased revenues partially offset by higher advertising and selling expenditures. Total international motor oil and other lubricating product sales volumes, including those sold through licensees and joint ventures, increased 36% when compared to 1993 and 70% when compared to 1992.

     In June 1994, Conoco and Pennzoil agreed to carry out a joint venture project at Conoco's refinery in Lake Charles, Louisiana. Operating through a 50-50 joint venture, the companies will construct a new, state-of-the-art lube oil hydrocracker facility estimated to cost approximately $500 million, which is expected to be funded with project financing. The facility will produce more than 16,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Site preparation began in the third quarter of 1994, and the facility is expected to be completed in early 1997. Conoco is acting as construction manager and operator of the plant with support positions staffed by both companies.

     In September 1994, Pennzoil and the Polymers Division of Petrolite Corporation ("Petrolite") agreed in principle to form the BARECO(R) Products Company, a 50-50 partnership aimed at providing a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil will transport partially refined feedstock from Utah to its Rouseville refinery, which will produce paraffinic waxes and related products. The new wax products, along with certain waxes from Petrolite and existing wax products from Pennzoil's Atlas and Rouseville refineries, will be sold through the partnership. More than $23 million will be invested by Pennzoil at its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture. Marketing will begin in April 1995.

     Capital expenditures for the motor oil and refined products segment were $40.4 million in 1994, $71.5 million in 1993 and $35.8 million in 1992. The 1993 expenditures included $26.6 million for a diesel desulphurization and dewaxing project at the Atlas refinery in Shreveport, Louisiana, which was required to meet requirements promulgated under the 1990 Amendments to the federal Clean Air Act. Also included were expenditures of $6.3 million for a feasibility study for the base oil plant joint venture with Conoco and $4.8 million for the acquisition of property, plant and equipment of a blending plant in Spain (acquired in the first quarter of 1993). Capital expenditures for 1994 were primarily at a level to maintain operations. Total capital expenditures for this segment in 1995 are estimated to be $120.7 million. The 1995 capital budget includes $41.3 million to begin construction of a refinery complex designed to convert the Atlas refinery's lube oil by-products into clean burning gasoline and diesel fuels. This upgrade project will allow Atlas to significantly diversify its production capabilities and to realize higher profits from by-products, which are currently sold at low values. The 1995 capital budget also includes $20.5 million to provide for manufacturing facilities at the Rouseville refinery and the Reno packaging plant to enable production of additional waxes in connection with the Petrolite joint venture.

FRANCHISE OPERATIONS

     The franchise operations segment, operating through Pennzoil's wholly owned subsidiary Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $2.8 million during 1994, compared to operating losses of $17.6 million in 1993 and $13.4 million in 1992. Operating income in 1994 improved significantly as a result of improvements in company center revenues and reduced operating costs. Excluding legal settlement charges, selling, general and administrative costs were down approximately $1.3 million. Operating results for 1994 include charges of $8.2 million for reserves for identified self-insured claims, estimated environmental remediation costs, various litigation settlement charges and other miscellaneous items. As of December 31, 1994, Jiffy Lube operated 426 company-owned service centers.

     Operating results for 1993 included a charge of $10.0 million for estimated costs associated with centers that Jiffy Lube had decided to eliminate. Jiffy Lube had determined that these centers were not viable as company-operated centers and had been unsuccessful in subleasing many of these centers for alternative uses. This provision for estimated costs takes into consideration the present value of future lease obligations related to operating leases (less estimated sublease rental revenue of existing subleases) and the estimated fair value of land, buildings, leaseholds and leasehold improvements. Additionally, 1993 results included approximately $12.7 million for the settlement of certain litigation, estimated environmental costs and write-downs of other individually insignificant investments to reflect Jiffy Lube's estimate of the net realizability of those investments. Operating results in 1992 included increased selling and administrative expenses of $6.8 million incurred in connection with the settlement of certain litigation and increased start-up expenses of $2.6 million incurred in association with the development and installation of a new point-of-sale system.

     Systemwide service center sales reported to Jiffy Lube for the year ended December 31, 1994 increased $68.1 million, or approximately 12.6%, to $607.5 million, compared with the prior year, and increased $106.9 million, or approximately 21.4%, compared with 1992. Average ticket prices increased to $34.09 for the year ended December 31, 1994, compared with $33.60 and $33.23 for the years ended December 31, 1993 and 1992, respectively.

     During the year ended December 31, 1994, Jiffy Lube acquired 22 centers with estimated values of $5.2 million and real estate with estimated values of $1.1 million, in exchange for cash of $5.2 million, forgiveness of amounts due Jiffy Lube of $1.1 million, liabilities and debt assumed of $.6 million and 4 centers with a net book value of $.3 million. During the year ended December 31, 1993, Jiffy Lube acquired 70 centers with estimated values of $15.8 million and real estate with estimated values of $.9 million in exchange for cash of $12.2 million, forgiveness of amounts due Jiffy Lube of $.9 million, liabilities assumed of $.5 million, debt assumed of $.4 million and real estate valued at $1.6 million. During the year ended December 31, 1992, Jiffy Lube acquired 104 service centers with estimated values of $29.7 million in exchange for cash of $16.7 million, forgiveness of amounts due Jiffy Lube of $2.8 million, liabilities assumed of $8.7 million and debt issued of $1.5 million.

     Capital expenditures for the franchise operations segment were $18.9 million in 1994, compared to $21.7 million and $25.8 million in 1993 and 1992, respectively. Capital expenditures for 1995 are estimated to be approximately $48.8 million.

SULPHUR

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Pennzoil continues to own and operate its Antwerp, Belgium sulphur terminal and the related international sulphur business. As consideration under the agreement, Freeport-McMoRan assumed certain liabilities of Pennzoil relating to or arising out of the business of Pennzoil's sulphur segment, and Pennzoil will be entitled to receive a series of quarterly installment payments from Freeport-McMoRan for periods through December 31, 2014, subject to the prevailing market price of sulphur. The installment payments, recorded at their estimated fair value of $22.5 million as of September 30, 1994, may be terminated earlier by Freeport-McMoRan (through the exercise of a call option providing for a $65 million payment to Pennzoil), or by Pennzoil (through the exercise of a put option providing for a $10 million payment to Pennzoil). Neither the call option nor the put option may be exercised prior to January 1999. In connection with this transaction, Pennzoil's sulphur segment recorded a charge to depreciation, depletion and amortization expense of $50.2 million in September 1994.

     Excluding the $50.2 million pretax charge, the sulphur segment recorded an operating loss of $7.2 million in 1994 compared to a loss of $20.8 million in 1993 and operating income of $1.0 million in 1992. The average Green Markets Tampa Recovered Contract Price range for sulphur in 1994 had a mid-point of $57.00 per long ton in 1994 compared to a 1993 mid-point of $64.00 per long ton and a 1992 mid-point of $86.50 per long ton. Intense competition in the domestic market has pushed sulphur prices down, primarily because of aggressive marketing by U.S. producers. Partially offsetting these lower sulphur prices in 1994 were lower unit costs due to reduced workforce expenses and reduced gas and water treatment costs at the Culberson mine.

     During 1994, sulphur sales volumes were 1.2 million long tons compared to
1.1 million long tons in 1993 and 1.7 million long tons in 1992. The lower level of sales volumes in 1994 and 1993 were primarily due to reduced market share resulting from lower priced imports from Canada and increased recovered production domestically.

OTHER

     Other operating income in 1994 was $55.6 million, compared to $253.7 million in 1993 and $88.2 million in 1992. Other operating income for 1994 includes a $15.2 million charge to reflect adjustment of recorded values of certain real estate properties. The higher level of other income in 1993 was primarily due to the gains of $171.6 million on the sale of shares of Chevron common stock and $10.5 million on the sale of shares of Pogo Producing Company common stock. Dividend income on the Chevron common stock was $33.4 million for 1994, $60.2 million for 1993 and $95.7 million for 1992.

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and Other Income, Net" which consists of the following:

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                              (EXPRESSED IN THOUSANDS)
    Interest income....................................  $ 36,841     $ 11,002     $  8,050
    Dividend income....................................    33,766       60,496       95,722
    Realized gains on sales of marketable securities
      and other investments............................       500      182,057          298
    Net gains on sales of assets.......................    37,530       35,222        3,198
    Settlements and refunds............................     1,793          824        3,501
    Other income (expense), net........................   (22,316)      15,299       23,239
                                                         --------     --------     --------
                                                         $ 88,114     $304,900     $134,008
                                                         ========     ========     ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

INTEREST CHARGES, NET

     Net interest expense for 1994 included interest charges of $294.3 million associated with the IRS settlement. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information.

     Excluding the interest expense associated with the IRS settlement, interest charges, net of interest capitalized for 1994, increased $2.8 million over 1993 levels and decreased $42.3 million from 1992 levels. The increase in interest expense for 1994 was primarily due to increased borrowings at higher average interest rates. The decrease in interest expense from 1992 levels is primarily due to lower average interest rates.

                                                              YEAR ENDED DECEMBER 31
                                                      --------------------------------------
                                                        1994           1993           1992
                                                      --------       --------       --------
                                                             (EXPRESSED IN THOUSANDS)
    Interest expense...............................   $191,356       $190,968       $233,360
    Interest expense on IRS settlement.............    294,312             --             --
    Less: Interest capitalized.....................      9,027         11,420          8,731
                                                      --------       --------       --------
                                                      $476,641       $179,548       $224,629
                                                      ========       ========       ========

DISCONTINUED OPERATIONS

     In October 1992, as a result of Pennzoil's conclusion that disposal of Purolator's filtration products operations would enhance Pennzoil's efforts to focus on its strategic businesses and to reduce indebtedness, Purolator filed a registration statement pursuant to which Pennzoil offered to the public all shares of Purolator stock held by Pennzoil. Accordingly, Purolator's net assets and results of operations for all periods have been reclassified as discontinued operations for financial reporting purposes. In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator. The total amount received by Pennzoil, prior to the payment of expenses, from the net proceeds of the offerings and the repayment of indebtedness by Purolator was $206.0 million. Pennzoil recorded a net gain on the disposition of Purolator stock of $1.5 million ($20.0 million before tax loss), or $.04 per share, in 1992.

     Reference is made to "-- Capital Resources and Liquidity -- Environmental Matters" and Note 8 of Notes to Consolidated Financial Statements for information concerning an environmental indemnification agreement between Pennzoil and Purolator entered into in connection with Pennzoil's disposition of Purolator.

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Pennzoil had cash and cash equivalents of $24.9 million and $262.3 million at December 31, 1994 and 1993, respectively. Pennzoil's cash flow from operating activities, excluding the cash payment made to the IRS for taxes and interest in settlement of a dispute relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return, was $322.7 million for the twelve months ended December 31, 1994. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information. Cash flow from operating activities was $286.9 million for the twelve months ended December 31, 1993. Pennzoil used cash from operating activities, net proceeds from the sales of marketable securities and proceeds from the sales of assets primarily for payments relating to the IRS settlement ($556.0 million), capital expenditures ($473.3 million) and the payment of cash dividends ($138.1 million).

     INVESTMENT IN CHEVRON CORPORATION. Pennzoil beneficially owned 18,071,036 shares of Chevron common stock as of December 31, 1994, after giving effect to a "two-for-one" stock split declared by Chevron in June 1994. None of the share or per-share information related to Pennzoil's investment in Chevron common stock prior to June 1994 has been adjusted to reflect the "two-for-one" stock split. The current quarterly dividend rate on Chevron common stock is $.4625 per share. At the current dividend rate, Pennzoil receives $33.4 million annually in dividends on the 18,071,036 Chevron shares. All 18,071,036 shares of Chevron common stock beneficially owned by Pennzoil have been deposited with exchange agents for possible exchange for Pennzoil exchangeable debentures. See
"-- Exchangeable Debentures."

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

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum, which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock was accounted for using the purchase method of accounting, and the results of operations of Pennzoil Petroleum subsequent to October 30, 1992 have been included in Pennzoil's oil and gas segment results.

     EXCHANGEABLE DEBENTURES. In 1993, Pennzoil completed public offerings of $402.5 million principal amount of its 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and $500.0 million principal amount of its 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"). The 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock beneficially owned by Pennzoil at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable. Pennzoil has deposited all 18,071,036 shares of Chevron common stock beneficially owned by Pennzoil with exchange agents for possible exchange for the 6 1/2% Debentures and the 4 3/4% Debentures.

     Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the 18,071,036 shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     ASSESSMENT OF OIL AND GAS PROPERTIES. Pennzoil is continuing its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in early 1992. The assessment has resulted in, and is expected to continue to result in, the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas. In the early stages of the assessment, Pennzoil curtailed domestic exploration and development activity and, as a result, reduced its 1992 capital expenditures for domestic exploration and development by approximately one-half, excluding expenditures related to Pennzoil's acquisition of Pennzoil Petroleum. The ongoing assessment now includes the properties added in October 1992 as a result of the acquisition of Pennzoil Petroleum and the properties added in July 1994 as a result of the acquisition of Co-enerco, which have created additional core areas and enhanced other core areas. As part of its asset highgrading program, Pennzoil disposed of approximately $35 million of noncore properties and fields during 1992. No significant gain or loss was realized as a result of these dispositions. Pennzoil began 1993 with interests in approximately 800 producing fields, owning small working interests and/or insignificant reserves in the majority of these fields. In 1993, the asset highgrading program resulted in the disposal of approximately 300 fields, representing less than 3% of the total value of Pennzoil's proved oil and gas reserves. Pennzoil realized gains in 1993 of $34.9 million from these asset dispositions on total proceeds of $87.5 million. In addition, four asset exchanges were finalized during 1993 to increase working interests in core Gulf of Mexico fields.

     Pennzoil disposed of approximately 90 producing oil and gas fields in 1994, continuing its asset highgrading program begun in 1992, and decreasing the number of producing fields in which Pennzoil had an interest to approximately 400 at the end of 1994. The fields disposed of in 1994 primarily consisted of noncore properties in the Gulf of Mexico, Permian Basin, Mid-Continent and Gulf Coast. Pennzoil realized gains in 1994 of $36.0 million from these asset dispositions on total proceeds of $81.3 million. The 1994 asset dispositions in the aggregate represented approximately 5% of Pennzoil's total oil and gas production and approximately 3% of the total value of Pennzoil's proved oil and gas reserves. If market conditions are favorable, Pennzoil intends to continue the disposal of noncore properties during 1995 with the goal of retaining about 100 core fields in the United States by late 1995. These 100 core fields are estimated to generate approximately 90% of Pennzoil's current cash flow and contain most of Pennzoil's future reserve potential. In addition to dispositions of producing fields, Pennzoil completed five exchanges of producing fields in 1994, representing approximately $26 million in assets, primarily in the Gulf of Mexico and Permian Basin. After netting asset dispositions against acquisitions and including the impact of the acquisition of Co-enerco and exchanges, Pennzoil's asset highgrading program in 1994 added approximately 32 million barrels of oil equivalent ("BOE") at a net cost of $149.7 million, for a reserve replacement cost of $4.68 per BOE.

     CREDIT FACILITIES. In August 1994, Pennzoil entered into an amended and restated credit facility with a group of banks that provides for up to $600 million of unsecured revolving credit borrowings through August 16, 1995, with any outstanding borrowings on such date being converted into a term credit facility terminating on September 1, 1996. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. This amended and restated credit facility replaces and supersedes the previous revolving credit facilities of Pennzoil. Borrowings under the facility totaled $205.0 million at December 31, 1994.

     In June 1994, in connection with its acquisition of Co-enerco, Pennzoil Canada established a Cdn. $260 million credit facility with a syndicate of Canadian banks, the borrowings of which are guaranteed by Pennzoil. Also in June 1994, Pennzoil Canada established an additional Cdn. $40 million credit facility with a Canadian bank, the borrowings of which are guaranteed by Pennzoil. These facilities provide for borrowings through May 30, 1995, with any outstanding borrowings on such date being converted into term credit facilities terminating on May 30, 1996. Borrowings under these facilities can be made in any combination of U.S. or Canadian dollars and totaled U.S. $185.0 million and U.S. $10.0 million, respectively, as of December 31, 1994.

     In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $243.9 million and $249.4 million at December 31, 1994 and 1993, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $93.3 million and $183.6 million at December 31, 1994 and 1993, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     SETTLEMENT OF IRS DISPUTE. Reference is made to Note 8 of Notes to Consolidated Financial Statements for information concerning Pennzoil's settlement in October 1994 of a dispute with the IRS relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

     CAPITAL EXPENDITURES. Total capital expenditures for 1994, excluding expenditures related to Pennzoil's acquisition of Co-enerco, were $474.6 million, including $9.0 million of interest capitalized, representing a decrease of $10.5 million from comparable 1993 capital expenditure levels.

     The table below summarizes the current 1995 capital budget by segment compared with 1994 and 1993 capital expenditures, excluding expenditures related to Pennzoil's acquisition of Co-enerco in 1994. The capital budget is reassessed from time to time, and could, for example, be adjusted to reflect changes in oil and gas prices and other economic factors.

                                                          1995
                                                         BUDGET       1994        1993
                                                         ------      ------      ------
                                                            (EXPRESSED IN MILLIONS)
        Oil and Gas....................................  $334.2      $399.5      $360.5
        Motor Oil & Refined Products...................   120.7        40.4        71.5
        Franchise Operations...........................    48.8        18.9        21.7
        Sulphur........................................    --           8.5         2.3
        Corporate and Other............................     4.3         7.3        29.1
                                                         ------      ------      ------
                                                         $508.0      $474.6      $485.1
                                                         ======      ======      ======

     Pennzoil currently expects to generate funds for its budgeted 1995 capital expenditures from a combination of some, or all, of the following: cash flows from operations, the sale of noncore properties, borrowings under its credit facilities and arrangements, available cash and proceeds from future debt issuances.

     ENVIRONMENTAL MATTERS. Pennzoil continues to make capital and operating expenditures relating to the environment, including expenditures associated with its compliance with federal, state and local environmental regulations. As they continue to evolve, environmental protection laws are expected to have an increasing impact on Pennzoil's operations. In connection with pollution abatement efforts related to current operations, Pennzoil made capital expenditures of approximately $37 million in 1994 and $35 million in 1993. The 1993 expenditures included $26.6 million for a diesel desulphurization and dewaxing project at the Atlas refinery in Shreveport, Louisiana, which was required to meet requirements promulgated under the 1990 Amendments to the federal Clean Air Act. Capital expenditures for environmental control facilities are currently expected to be approximately $33 million in 1995. Pennzoil's recurring operating expenditures relating to environmental compliance activities are not material.

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

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating and refining remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and finally the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and subject to the ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the state of the process each site is in at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors.

     In connection with Pennzoil's disposition of Purolator, Pennzoil and Purolator entered into an indemnification agreement, pursuant to which Pennzoil agreed to reimburse Purolator for the costs and expenses of certain environmental remediation activities at a plant operated by Purolator in Elmira Heights, New York, and certain environmental remediation activities, if any, required at one other site located near the Elmira facility and a landfill site located in Metamora, Michigan. Pennzoil had a reserve of $16.2 million and $16.3 million recorded with respect to its obligations under its indemnification agreement with Purolator as of December 31, 1994 and 1993, respectively. Reference is made to Notes 8 and 11 of Notes to Consolidated Financial Statements for additional information.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1994 and 1993, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $44.9 million and $33.1 million, respectively, which amounts include reserves with respect to Pennzoil's obligations under its indemnification agreement with Purolator referred to in the previous paragraph. Of these reserves, $8.8 million and $4.8 million are reflected in the consolidated balance sheet as current liabilities as of December 31, 1994 and 1993, respectively, and $36.1 million and $28.3 million are reflected as other liabilities as of December 31, 1994 and 1993, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

     OTHER MATTERS. Pennzoil does not currently consider the impact of inflation to be significant in the businesses in which Pennzoil operates.

     Reference is made to Note 1 of Notes to Consolidated Financial Statements for a discussion of the impact that a recently issued accounting standard is expected to have on Pennzoil's consolidated financial statements, when adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil, together with the report thereon of Arthur Andersen LLP dated February 24, 1995 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-36 hereof. (See Item 14 for Index.)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 1996 and 1997" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

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

     The supplementary financial data specified by Item 302 of Regulation S-K are included in the Supplemental Financial and Statistical
Information -- Unaudited beginning on page F-30.

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     Schedules of Pennzoil and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS.

          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company, as amended through September 17, 1993 (Registration No. 33-50953, Exhibit 3(a)).
          *3(b)       -- By-laws of Pennzoil Company, as amended through May 19, 1994
                         (Pennzoil Company 10-Q (June 30, 1994), SEC File No. 1-5591, Exhibit
                         3(a)).
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (June 30, 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (March 31, 1987), SEC File No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (March 31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).
          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)       -- Instrument of Resignation, Appointment and Acceptance dated as of
                         April 1, 1991 among Pennzoil Company, Mellon Bank, N.A., as Retiring
                         Trustee, and Texas Commerce Bank National Association, as Successor
                         Trustee, under the 1986 Indenture (Pennzoil Company 10-K (1991), SEC
                         File No. 1-5591, Exhibit 4(p)).
          *4(g)       -- Indenture dated as of December 15, 1992 (the "1992 Indenture")
                         between Pennzoil Company and Texas Commerce Bank National
                         Association, Trustee (Pennzoil Company 10-K (1992), SEC File No.
                         1-5591, Exhibit 4(o)).
          *4(h)       -- First Supplemental Indenture dated as of January 13, 1993 to the 1992
                         Indenture (Pennzoil Company 10-K (1992), SEC File No. 1-5591, Exhibit
                         4(p)).
          *4(i)       -- Second Supplemental Indenture dated as of October 12, 1993 to the
                         1992 Indenture (Pennzoil Company 10-K (1993), SEC File No. 1-5591,
                         Exhibit 4(i)).
          *4(j)       -- Rights Agreement dated as of October 28, 1994 between Pennzoil
                         Company and Chemical Bank, as Rights Agent (Pennzoil Company 8-K
                         (October 28, 1994), SEC File No. 1-5591, Exhibit 1).
                         Pennzoil Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of
                         Pennzoil Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, under which the total amount of securities authorized does not exceed 10%
                         of the total assets of Pennzoil Company and its subsidiaries on a consolidated basis.
       +*10(a)        -- 1978 Stock Option Plan of Pennzoil Company, as amended (Registration
                         No. 2-67268, Exhibit 4(a)).
       +*10(b)        -- 1981 Stock Option Plan of Pennzoil Company (Registration No. 2-76935,
                         Exhibit 4(a)).

       +*10(c)        -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)        -- Pennzoil Company Salary Continuation Plan (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(e)        -- Pennzoil Company Supplemental Disability Plan effective January 1,
                         1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591, Exhibit
                         5(y)).
       +*10(f)        -- Pennzoil Company Supplemental Life Insurance Plan effective January
                         1, 1978, as amended (Pennzoil Company 10-K (1980), SEC File No.
                         1-5591, Exhibit 10(g)).
       +*10(g)        -- Pennzoil Company Deferred Compensation Plan (Pennzoil Company 10-K
                         (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)        -- Specimen of Pennzoil Company Deferred Compensation Agreement
                         (Pennzoil Company 10-K (1982), SEC File No. 1-5591, Exhibit
                         10(j)(1)).
       +*10(i)        -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control (Pennzoil 10-Q (September
                         30, 1982), SEC File No. 1-5591, Exhibit 28).
       +*10(j)        -- Pennzoil Company Section 415 Excess Benefit Agreements (Pennzoil
                         Company 10-Q (March 31, 1980), SEC File No. 1-5591, Exhibit 5).
       +*10(k)        -- Pennzoil Company Medical Expenses Reimbursement Plan effective
                         January 1, 1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591,
                         Exhibit 5(v)).
       +*10(l)        -- Pennzoil Company 1985 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 25, 1985), SEC File No.
                         1-5591, Exhibit B).
       +*10(m)        -- Pennzoil Company Executive Severance Plan (Pennzoil Company 10-K
                         (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)        -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 26, 1990), SEC File No. 1-5591,
                         Exhibit A).
       +*10(o)        -- Pennzoil Company 1990 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 26, 1990), SEC File No.
                         1-5591, Exhibit B).
       +*10(p)        -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 13, 1993), SEC File No. 1-5591,
                         Exhibit A).
       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 13, 1993), SEC File No.
                         1-5591, Exhibit B).
          11          -- Computation of Ratio of Earnings to Fixed Charges for the years ended
                         December 31, 1994, 1993, 1992, 1991 and 1990.
          21          -- List of Subsidiaries of Pennzoil Company.
          23(a)       -- Consent of Arthur Andersen LLP.
          23(b)       -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)       -- Consent of Outtrim Szabo Associates Ltd.
          24          -- Powers of Attorney.
          27          -- Financial Data Schedule.
          99(a)       -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1994 relating to oil and gas reserves.
          99(b)       -- Summary of Reserve Report of Outtrim Szabo Associates, Ltd. as of
                         December 31, 1994 relating to oil and gas reserves.

- ---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     During the fourth quarter of 1994, Pennzoil filed a Current Report on Form 8-K with the SEC dated as of October 28, 1994 to report the declaration of a dividend of one right to purchase preferred stock for each outstanding share of Pennzoil's common stock.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     PENNZOIL COMPANY

                                          By:          JAMES L. PATE
                                            ------------------------------------
                                              (JAMES L. PATE, CHAIRMAN OF THE
                                                     BOARD, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER)

                                          Date: February 27, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                   DATE
                 ----------                                 -----                   ----

               JAMES L. PATE                      Principal Executive Officer     February 27, 1995
- -----------------------------------------------       and Director
   (JAMES L. PATE, CHAIRMAN OF THE BOARD,
                PRESIDENT AND
          CHIEF EXECUTIVE OFFICER)

              MARK A. MALINSKI                    Principal Accounting Officer    February 27, 1995
- -----------------------------------------------
 (MARK A. MALINSKI, GROUP VICE PRESIDENT --
         ACCOUNTING AND CONTROLLER)

           DAVID P. ALDERSON, II                  Principal Financial Officer     February 27, 1995
- -----------------------------------------------
(DAVID P. ALDERSON, II, GROUP VICE PRESIDENT --
           FINANCE AND TREASURER)

            HOWARD H. BAKER, JR.*
               W. J. BOVAIRD*
           W. L. LYONS BROWN, JR.*
             ERNEST H. COCKRELL*
             HARRY H. CULLEN*                     A majority of the Directors
              ALFONSO FANJUL*                       of the Registrant             February 27, 1995
              BERDON LAWRENCE*
              BRENT SCOWCROFT*
             CYRIL WAGNER, JR.*

*By:         MARK A. MALINSKI
- -----------------------------------------------
    (MARK A. MALINSKI, ATTORNEY-IN-FACT)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 6 to the Consolidated Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities and postemployment benefits as of January 1, 1994. Also, as discussed in Note 2 to the Consolidated Financial Statements, as of January 1, 1992, the Company changed its method of accounting for income taxes.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 24, 1995

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       PENNZOIL COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                       ------------------------------------------
                                                          1994            1993            1992
                                                       ----------      ----------      ----------
                                                             (EXPRESSED IN THOUSANDS EXCEPT
                                                                   PER SHARE AMOUNTS)
REVENUES
  Net sales..........................................  $2,474,829      $2,477,467      $2,222,673
  Investment and other income, net...................      88,114         304,900         134,008
                                                       ----------      ----------      ----------
                                                        2,562,943       2,782,367       2,356,681
COSTS AND EXPENSES
  Cost of sales......................................   1,543,605       1,543,054       1,488,119
  Selling, general and administrative expenses.......     388,365         372,473         356,137
  Depreciation, depletion and amortization (Note 8)..     539,186         330,979         222,545
  Exploration expenses...............................      61,033          70,713          13,821
  Taxes, other than income...........................      59,207          66,159          52,803
  Interest charges (Note 8)..........................     485,668         190,968         233,360
  Interest capitalized...............................      (9,027)        (11,420)         (8,731)
                                                       ----------      ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX.........................................    (505,094)        219,441          (1,373)
Income tax provision (benefit).......................    (221,355)         59,205         (18,783)
                                                       ----------      ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............    (283,739)        160,236          17,410
DISCONTINUED OPERATIONS (Note 11)
  Income from operations, net of taxes...............      --              --              10,208
  Gain on disposition................................      --              --               1,455
                                                       ----------      ----------      ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES.........................................    (283,739)        160,236          29,073
Extraordinary items (Note 3).........................      --             (18,380)        (16,612)
Cumulative effect of changes in accounting principles
  (Notes 2 and 6)....................................      (4,948)         --             115,703
                                                       ----------      ----------      ----------
NET INCOME (LOSS)....................................  $ (288,687)     $  141,856      $  128,164
                                                       ==========      ==========      ==========
EARNINGS (LOSS) PER SHARE
  Continuing operations..............................  $    (6.16)     $     3.80      $      .43
  Discontinued operations............................      --              --                 .29
                                                       ----------      ----------      ----------
          Total before extraordinary items and
            cumulative effect of changes in
            accounting principles....................       (6.16)           3.80             .72
  Extraordinary items................................      --                (.44)           (.41)
  Cumulative effect of changes in accounting
     principles......................................        (.11)         --                2.85
                                                       ----------      ----------      ----------
          TOTAL......................................  $    (6.27)     $     3.36      $     3.16
                                                       ==========      ==========      ==========
DIVIDENDS PER COMMON SHARE...........................  $     3.00      $     3.00      $     3.00
                                                       ==========      ==========      ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1994            1993
                                                                     ----------      ---------
                                                                      (EXPRESSED IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents........................................  $   24,884      $  262,275
  Marketable securities and other investments......................          --         684,308
  Receivables......................................................     460,248         363,287
  Inventories
     Crude oil, natural gas and sulphur............................      38,239          38,965
     Motor oil and refined products................................     126,019         123,282
  Materials and supplies, at average cost..........................      29,059          26,792
  Deferred income tax..............................................      19,735          13,587
  Other current assets.............................................      30,068          31,306
                                                                     ----------      ----------
          TOTAL CURRENT ASSETS.....................................     728,252       1,543,802
                                                                     ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and Gas, successful efforts method of accounting.............   4,806,532       4,102,181
  Motor Oil & Refined Products.....................................     864,032         837,932
  Franchise Operations.............................................     171,438         154,877
  Sulphur..........................................................     190,109         188,427
  Other............................................................     145,767         179,530
                                                                     ----------      ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT......................   6,177,878       5,462,947
  Less accumulated depreciation, depletion, amortization and
     valuation allowances..........................................   3,349,035       3,138,503
                                                                     ----------      ----------
          NET PROPERTY, PLANT AND EQUIPMENT........................   2,828,843       2,324,444
                                                                     ----------      ----------
OTHER ASSETS
  Marketable securities and other investments (Note 1).............     833,400         654,973
  Other............................................................     325,315         362,984
                                                                     ----------      ----------
          TOTAL OTHER ASSETS.......................................   1,158,715       1,017,957
                                                                     ----------      ----------
TOTAL ASSETS.......................................................  $4,715,810      $4,886,203
                                                                     ==========      ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1994            1993
                                                                     ----------      ----------
                                                                      (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Current maturities of long-term debt.............................  $    1,760      $   19,568
  Notes payable....................................................     337,212         433,031
  Accounts payable.................................................     222,022         196,083
  Taxes accrued....................................................       5,574          93,242
  Interest accrued.................................................      33,066          29,538
  Payroll accrued..................................................      24,979          23,103
  Other current liabilities........................................      52,048          26,702
                                                                     ----------      ----------
          TOTAL CURRENT LIABILITIES................................     676,661         821,267
LONG-TERM DEBT, less current maturities............................   2,174,921       1,973,488
DEFERRED INCOME TAX................................................     371,644         304,902
OTHER LIABILITIES..................................................     288,320         280,742
                                                                     ----------      ----------
          TOTAL LIABILITIES........................................   3,511,546       3,380,399
                                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
  Common stock, $0.83 1/3 par -- authorized 75,000,000 shares,
     issued 52,208,888 shares......................................      43,507          43,507
  Additional capital...............................................     326,862         327,939
  Retained earnings................................................   1,047,993       1,474,741
  Net unrealized holding gain on marketable securities (Note 1)....     112,668          --
  Cumulative foreign currency translation adjustment and other.....        (848)         (2,746)
  Common stock in treasury, at cost, 6,081,726 shares in 1994
     and 6,298,581 shares in 1993..................................    (325,918)       (337,637)
                                                                     ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY...............................   1,204,264       1,505,804
                                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................  $4,715,810      $4,886,203
                                                                     ==========      ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------
                                              1994                   1993                   1992
                                      --------------------   --------------------   --------------------
                                      SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                      -------   ----------   -------   ----------   -------   ----------
                                                           (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.83 1/3 par --
  Authorized 75,000,000 shares
  Balance January 1 and December 31..  52,209   $   43,507    52,209   $   43,507    52,209   $   43,507
                                       ------   ----------   -------   ----------   -------   ----------
ADDITIONAL CAPITAL
  Balance January 1..................              327,939                293,009                294,256
     Shares reissued.................               (1,077)                34,930                 (1,247)
                                                ----------             ----------             ----------
  Balance December 31................              326,862                327,939                293,009
                                                ----------             ----------             ----------
RETAINED EARNINGS
  Balance January 1..................            1,474,741              1,459,069              1,452,680
     Net income (loss)...............             (288,687)               141,856                128,164
     Dividends on common stock.......             (138,061)              (126,184)              (121,775)
                                                ----------             ----------             ----------
  Balance December 31................            1,047,993              1,474,741              1,459,069
                                                ----------             ----------             ----------
NET UNREALIZED HOLDING GAIN ON
  MARKETABLE SECURITIES (Note 1)
  Balance January 1..................              106,796                 --                     --
     Change in net unrealized holding
       gain..........................                5,872                 --                     --
                                                ----------             ----------             ----------
  Balance December 31................              112,668                 --                     --
                                                ----------             ----------             ----------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1..................               (2,746)                   705                  3,713
     Translation adjustment..........                1,886                 (3,446)                (3,043)
     Change in additional minimum
       pension liability.............                   12                     (5)                    35
                                                ----------             ----------             ----------
  Balance December 31................                 (848)                (2,746)                   705
                                                ----------             ----------             ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1..................  (6,299)    (337,637)  (11,493)    (616,041)  (11,748)    (630,072)
     Shares acquired.................      (5)        (215)    --          --         --          --
     Shares reissued.................     222       11,934     5,194      278,404       255       14,031
                                       ------   ----------   -------   ----------   -------   ----------
  Balance December 31................  (6,082)    (325,918)   (6,299)    (337,637)  (11,493)    (616,041)
                                       ------   ----------   -------   ----------   -------   ----------
TOTAL SHAREHOLDERS' EQUITY...........  46,127   $1,204,264    45,910   $1,505,804    40,716   $1,180,249
                                       ======   ==========   =======   ==========   =======   ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                        ----------------------------------------
                                                           1994           1993           1992
                                                        ----------     -----------     ---------
                                                                (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................  $ (288,687)    $   141,856     $ 128,164
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation, depletion and amortization
         (Note 8).....................................     539,186         330,979       222,545
       Dry holes and impairments......................      34,162          51,140         6,163
       Deferred income tax............................    (115,215)        (77,475)      (27,829)
       Tax payment associated with IRS
          settlement (Note 8).........................    (261,696)           --            --
       Extraordinary loss on early extinguishment of
          debt........................................        --            18,380        16,612
       Realized gains on sales of marketable
          securities and other investments............        (500)       (182,057)         (298)
       Gains on sales of assets.......................     (37,530)        (35,222)       (3,198)
       Non-cash and other nonoperating items..........      86,746          33,592        13,234
       Cumulative effect of changes in accounting
          principles..................................       4,948            --        (115,703)
       Change in operating assets and liabilities
          (Note 1)....................................    (194,745)          5,684       (52,793)
                                                        ----------     -----------     ---------
          Net cash provided by (used in) operating
            activities................................    (233,331)        286,877       186,897
                                                        ----------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................................    (473,320)       (474,992)     (143,303)
  Acquisition of Co-enerco Resources Ltd. (Note 10)...    (230,924)           --            --
  Investment in discontinued operations (Purolator
     Products Company)................................        --              --          (4,270)
  Proceeds from disposition of Purolator Products
     Company, net.....................................        --              --         205,217
  Cash contribution from Chevron to Pennzoil Petroleum
     (Note 10)........................................        --           9,936          57,400
  Purchases of marketable securities and other
     investments......................................    (480,389)       (928,159)     (202,857)
  Proceeds from sales of marketable securities and
     other investments................................   1,160,106         981,101       199,244
  Proceeds from sales of assets.......................     117,090          97,102        37,497
  Other investing activities..........................     (41,523)         (7,987)      (27,311)
                                                        ----------     -----------     ---------
          Net cash provided by (used in) investing
            activities................................      51,040        (322,999)      121,617
                                                        ----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayments) of notes payable, net.........     (95,819)         93,685        48,389
  Debt repayments.....................................    (401,438)     (1,624,612)     (319,800)
  Proceeds from issuances of debt.....................     579,963       1,630,759          --
  Net proceeds from issuance of common stock..........        --           303,300          --
  Dividends paid......................................    (138,061)       (126,184)     (121,775)
  Other financing activities..........................         255             717           240
                                                        ----------     -----------     ---------
          Net cash provided by (used in) financing
            activities................................     (55,100)        277,665      (392,946)
                                                        ----------     -----------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................    (237,391)        241,543       (84,432)
CASH AND CASH EQUIVALENTS, beginning of period........     262,275          20,732       105,164
                                                        ----------     -----------     ---------
CASH AND CASH EQUIVALENTS, end of period..............  $   24,884     $   262,275     $  20,732
                                                        ==========     ===========     =========

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

  Marketable Securities and Other Investments --

     Effective January 1, 1994, Pennzoil changed its method of accounting for certain investments in debt and equity securities by adopting the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, Pennzoil's investment in Chevron Corporation ("Chevron") common stock, which shares are classified as "available for sale," is reported at fair value, with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. As of January 1, 1994, Pennzoil beneficially owned 9,035,518 shares of Chevron common stock that were acquired at an average cost of $67.36 per share. The fair market value for the shares of Chevron common stock held by Pennzoil as of January 1, 1994 was $87.125 per share based on the closing transaction price for Chevron shares reported on the New York Stock Exchange ("NYSE") on December 31, 1993.

     After giving effect to a "two-for-one" split of Chevron common stock in June 1994, Pennzoil beneficially owned 18,071,036 shares of Chevron common stock as of December 31, 1994, acquired at an average cost of $33.68 per share.

     Realized gains on Pennzoil's remaining investment in Chevron common stock are subject to the exchange rights of holders of Pennzoil's $402.5 million outstanding principal amount of 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and $500.0 million outstanding principal amount of 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"), all of which are exchangeable at the option of the holders thereof for shares of Chevron common stock owned by Pennzoil. Reference is made to Note 3 for additional information. The fair market value of the shares of Chevron common stock held by Pennzoil as of December 31, 1994 was $43.27 per share, based on the closing transaction price for Chevron common stock reported on the NYSE on December 30, 1994 of $44.625 per share, reduced by a $1.355 per share reserve for exchange rights relating to Pennzoil's outstanding 6 1/2% Debentures and 4 3/4% Debentures.

     Adoption of SFAS No. 115 resulted in an increase in shareholders' equity of $106.8 million as of January 1, 1994, representing the net unrealized gain related to Pennzoil's investment in Chevron common stock. Prior year financial statements have not been restated to reflect the new accounting method. As of December 31, 1994, the net unrealized after-tax gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $112.7 million.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The cost, market value and unrealized gains related to Pennzoil's marketable securities are as follows:

                                                                                    UNREALIZED
AT DECEMBER 31                                               COST        MARKET       GAINS
- --------------                                             --------     --------     --------
                                                                (EXPRESSED IN THOUSANDS)
1994
  Non-current marketable securities and other
     investments:
     Chevron Corporation common stock....................  $608,565     $781,902     $173,337
     Other marketable securities and investments.........    51,498       51,498           --
                                                           --------     --------     --------
  Total non-current marketable securities
     and other investments...............................  $660,063     $833,400     $173,337
                                                           ========     ========     ========
1993
  Current marketable securities and other investments....  $684,308     $684,308     $  --
                                                           ========     ========     ========
  Non-current marketable securities and other
     investments:
     Chevron Corporation common stock....................  $608,565     $787,220     $178,655
     Other marketable securities and investments.........    46,408       46,408        --
                                                           --------     --------     --------
  Total non-current marketable securities
     and other investments...............................  $654,973     $833,628     $178,655
                                                           ========     ========     ========

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

     Pennzoil's investments in debt securities are classified as "held-to-maturity" based on Pennzoil's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist solely of domestic commercial paper. All of Pennzoil's "held-to-maturity" securities approximate their fair values based on the relatively short maturities of those investments and on quoted market prices, where such prices are available.

     Other income effects from marketable securities and other investments are discussed under the caption "Investment and Other Income, Net" below.

  Investment and Other Income, Net --

     Other revenues, net of related expenses, are included in "Investment and Other Income, Net," which consists of the following:

                                                             1994          1993          1992
                                                           --------      --------      --------
                                                                 (EXPRESSED IN THOUSANDS)
Interest income..........................................  $ 36,841      $ 11,002      $  8,050
Dividend income..........................................    33,766        60,496        95,722
Realized gains on sales of marketable securities and
  other investments......................................       500       182,057           298
Net gains on sales of assets.............................    37,530        35,222         3,198
Settlements and refunds..................................     1,793           824         3,501
Other income (expense), net..............................   (22,316)       15,299        23,239
                                                           --------      --------      --------
                                                           $ 88,114      $304,900      $134,008
                                                           ========      ========      ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $10.5 million in 1994 and $10.0 million in 1993. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $.9 million in 1994 and $4.2 million in 1993.

     At December 31, 1994 and 1993, current receivables included notes receivable of $10.7 million and $12.6 million, respectively. Other assets included long-term notes receivable of $39.7 million and $44.7 million at December 31, 1994 and 1993, respectively.

     In May 1993, the Financial Accounting Standards Board issued a new standard on accounting by creditors for impairment of loans. This standard requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Adoption of the standard by Pennzoil is required no later than the first quarter of 1995, although earlier implementation is permitted. Pennzoil currently expects to adopt the standard effective January 1, 1995. Based on a preliminary review, Pennzoil does not expect that adoption of the standard will have a material effect on its financial condition or results of operations.

  Inventories --

     A majority of inventories is reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $122.2 million at December 31, 1994 and $131.2 million at December 31, 1993. The current cost of LIFO inventories was approximately $182.5 million and $178.8 million at December 31, 1994 and 1993, respectively.

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

     Pennzoil follows the sales method of accounting for natural gas imbalances. Under the sales method, revenue is recognized on all production delivered by Pennzoil to its purchasers, regardless of Pennzoil's ownership interest in the respective property. At December 31, 1994, Pennzoil's gas imbalance reflects a net underproduced position of 14.4 billion cubic feet of gas. The company expects to recover this imbalance from its co-owners through future production or alternative arrangements.

     Sulphur properties were generally depreciated and depleted on the unit-of-production method, except assets having an estimated life less than the estimated life of the mineral deposits, which were depreciated on

                       PENNZOIL COMPANY AND SUBSIDIARIES
the straight-line method. In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Reference is made to Note 10 for additional information.

     All other properties are depreciated on straight-line or accelerated methods in amounts calculated to allocate the cost of properties over their estimated useful lives.

  Price Risk Management Activities --

     Pennzoil has a formal price risk management program that permits periodic utilization of financial instruments to hedge a portion of the price risks associated with fluctuations in crude oil and natural gas prices. Through December 31, 1994, this program has been limited to the occasional use of swaps with financial institutions and industry partners, which hedge the sales price of natural gas. Gains and losses on these instruments are recognized in income when the associated hedged commodities are sold.

     The results of Pennzoil's price risk management activities were not material to its results of operations during the three-year period ended December 31, 1994 or to its financial position as of that date.

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 8 for a discussion of amounts recorded for these liabilities.

  Intangible Assets --

     Substantially all intangible assets, included in other assets in the accompanying consolidated balance sheet, relate to goodwill recognized in business combinations accounted for as purchases. Goodwill included in other assets in the accompanying consolidated balance sheet was $88.2 million at December 31, 1994 and $86.2 million at December 31, 1993, net of accumulated amortization of $19.9 million and $17.2 million, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded during 1994 and 1993 was $7.1 million and $8.1 million, respectively.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. Cash used in operating activities includes cash payments for interest (net of amounts capitalized) of $469.3 million, $183.6 million and $228.9 million in 1994, 1993 and 1992, respectively. Interest capitalized for 1994, 1993 and 1992 was $9.0 million, $11.4 million and $8.7 million, respectively. Income taxes paid, net of refunds, during 1994, 1993 and 1992 were $395.1 million, $5.5 million and $2.2 million, respectively. Cash payments for interest and income taxes in 1994 include $294.3 million and $261.7 million, respectively, paid to the Internal Revenue Service ("IRS") resulting from the settlement of a dispute relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. Reference is made to Note 8 for additional information.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Changes in operating assets and liabilities, net of effects from the purchases of equity interests in certain businesses acquired, consist of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                          -------------------------------------
                                                            1994           1993          1992
                                                          ---------      --------      --------
                                                                (EXPRESSED IN THOUSANDS)
Receivables
  Current federal income taxes receivable...............  $(107,404)     $ 27,597      $(27,597)
  Other receivables.....................................        340       (27,662)      (40,062)
Inventories.............................................       (577)        3,263        14,285
Payables
  Current federal income taxes payable..................    (87,566)       87,566        (4,813)
  Accounts payable and accrued liabilities..............     35,151       (44,760)       (5,775)
Other assets and liabilities............................    (34,689)      (40,320)       11,169
                                                          ---------      --------      --------
                                                          $(194,745)     $  5,684      $(52,793)
                                                          =========      ========      ========

  Earnings Per Share --

     Earnings per share are computed based on the weighted average shares of common stock outstanding. The average shares used in earnings per share computations for the years 1994, 1993 and 1992 were 46,013,506, 42,187,739 and
40,582,451, respectively.

  Foreign Operations --

     Consolidated income (loss) from continuing operations before income tax includes losses from foreign operations of $53.4 million, $17.3 million and $21.7 million in 1994, 1993 and 1992, respectively.

(2) INCOME TAXES --

  Accounting for Income Taxes --

     In December 1992, Pennzoil announced its decision to change its method of accounting for income taxes by adopting the requirements of SFAS No. 109, "Accounting for Income Taxes," effective as of January 1, 1992. Previous 1992 interim period results were restated as a result of the adoption. Prior year financial statements were not restated to reflect the new accounting method. As a result of adopting SFAS No. 109, Pennzoil recognized a cumulative, one-time benefit from the change in accounting principle for periods prior to 1992 of $115.7 million, or $2.85 per share, as of the first quarter of 1992. In addition to the cumulative effect, income from continuing operations for the year ended December 31, 1992, increased $3.4 million ($4.5 million before tax), or $.08 per share, associated with adopting the new standard.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) for continuing operations consists of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                          ---------------------------------------
                                                            1994           1993           1992
                                                          ---------      ---------      ---------
                                                                 (EXPRESSED IN THOUSANDS)
Current
  United States.........................................  $(111,200)     $ 133,210      $   5,562
  Foreign...............................................      1,185            710            797
  State.................................................      3,875          2,760          2,687
Deferred
  United States.........................................   (115,067)       (80,947)       (28,105)
  Foreign...............................................     (1,306)          (236)          (447)
  State.................................................      1,158          3,708            723
                                                          ---------      ---------      ---------
                                                          $(221,355)     $  59,205      $ (18,783)
                                                          =========       ========       ========

     Reference is made to Note 3 for information regarding the tax benefit applicable to the extraordinary loss on the early retirement of debt. In addition, reference is made to Note 6 for information regarding the deferred tax benefits applicable to the cumulative effect of the change in accounting for postemployment benefit costs.

     Pennzoil's net deferred tax liability is as follows:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     1994          1993
                                                                   ---------     ---------
                                                                        (EXPRESSED IN
                                                                         THOUSANDS)
    Deferred tax liability.......................................  $ 613,461     $ 633,285
    Deferred tax asset...........................................   (277,428)     (401,284)
    Valuation allowance..........................................     15,876        59,314
                                                                   ---------     ---------
              Net deferred tax liability.........................  $ 351,909     $ 291,315
                                                                   =========     =========

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     1994          1993
                                                                   ---------     ---------
                                                                        (EXPRESSED IN
                                                                         THOUSANDS)
    Investment in Chevron common stock...........................  $  56,708     $ 212,998
    Unrealized gain on equity securities.........................     60,668            --
    Property, plant and equipment................................    424,603       318,464
    Proceeds from issuance of exchangeable debentures
      treated as option proceeds.................................     40,953        40,953
    Original issue discount on exchangeable debentures...........    (36,414)      (39,387)
    Alternative minimum tax credit carryforward..................    (72,305)     (195,048)
    Net operating loss carryforwards.............................    (22,021)      (58,779)
    Other, net...................................................   (116,159)      (47,200)
    Valuation allowance..........................................     15,876        59,314
                                                                   ---------     ---------
              Net deferred tax liability.........................  $ 351,909     $ 291,315
                                                                   =========     =========

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The principal items accounting for the difference in income taxes on income
(loss) from continuing operations computed at the federal statutory rate and as recorded are as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                            -----------------------------------
                                                              1994          1993         1992
                                                            ---------     --------     --------
                                                                 (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at statutory rate.........   $(176,783)    $ 76,804     $   (467)
Increases (reductions) resulting from:
  Dividends received deduction...........................      (8,306)     (14,744)     (22,782)
  State income taxes, net................................       3,271        4,204        2,251
  Taxes on foreign income in excess of statutory rate....       1,280          308          231
  Amortization of nondeductible goodwill.................       4,848        1,258        1,242
  Change in tax law......................................          --       16,000           --
  Reversal of valuation allowance........................     (44,043)     (25,500)          --
  Other, net.............................................      (1,622)         875          742
                                                            ---------     --------     --------
Income tax provision (benefit)...........................   $(221,355)    $ 59,205     $(18,783)
                                                            =========     ========     ========

     Reference is made to Note 8 for information regarding a settlement agreement entered into with the IRS in October 1994 relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

     As a result of the IRS settlement, Pennzoil reduced its tax basis in the shares of Chevron common stock beneficially owned by Pennzoil. In January 1995, Pennzoil filed an amended 1993 federal income tax return to reflect the increase in taxable income for the 1993 sale of shares of Chevron common stock, which was substantially offset by the utilization of a net operating loss carryforward. Reference is made to Note 1 for additional information. Realization of the net operating loss carryforward resulted in the reversal of a valuation allowance of approximately $44 million. The valuation allowance had previously been reduced in 1993 by $25.5 million to reflect the net operating loss utilization resulting from the 1993 sale of shares of Chevron common stock on a pre-settlement basis.

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted, establishing a new 35% corporate income tax rate effective January 1, 1993. As a result of the increase in the marginal income tax rate and other tax law changes, Pennzoil recorded a one-time, non-cash charge of $16.0 million, or $.38 per share, in 1993 to adjust its deferred income tax liabilities and assets for the effect of the change in income tax rates.

     As of December 31, 1994, Pennzoil had a United States net operating loss carryforward of approximately $8 million, which is available to reduce future regular federal income taxes payable. Additionally, for purposes of determining alternative minimum tax, an approximately $7 million net operating loss is available to offset future alternative minimum taxable income. Utilization of these regular and alternative minimum tax net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2000 to 2006. In addition, Pennzoil has approximately $72 million of alternative minimum tax credits indefinitely available to reduce future regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Pennzoil also has state net operating loss carryforwards, the tax effect of which was approximately $19 million as of December 31, 1994. A valuation allowance of approximately $13 million has been established to offset the portion of the deferred tax asset related to loss carryforwards expected to expire before their utilization.

                       PENNZOIL COMPANY AND SUBSIDIARIES

(3) DEBT --

     Long-term debt outstanding was as follows:

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                      (EXPRESSED IN THOUSANDS)
Debentures and notes
  9 5/8% due 1999...................................................  $  200,000     $  200,000
  10 5/8% due 2001..................................................     150,000        150,000
  6 1/2% due 2003...................................................     402,500        402,500
  4 3/4% due 2003...................................................     500,000        500,000
  10 1/4% due 2005..................................................     250,000        250,000
  10 1/8% due 2009..................................................     200,000        200,000
  9% due 2017.......................................................      38,500         38,500
Revolving credit facilities with banks..............................     400,000        195,000
Jiffy Lube
  Notes.............................................................          --          1,402
  Contingent notes..................................................       9,052         11,546
  Mortgages.........................................................       3,143         18,772
  Other secured debt................................................      11,220         13,312
Other (including debenture premiums and discounts)..................      12,266         12,024
                                                                      ----------     ----------
  Total long-term debt, including current maturities................   2,176,681      1,993,056
Less amounts due within one year
  Debentures, notes and other.......................................         167            152
  Jiffy Lube........................................................       1,593         19,416
                                                                      ----------     ----------
                                                                           1,760         19,568
                                                                      ----------     ----------
  Total long-term amount............................................  $2,174,921     $1,973,488
                                                                      ==========     ==========

     In August 1994, Pennzoil entered into an amended and restated revolving credit facility with a group of banks that provides for up to $600 million of unsecured revolving credit borrowings through August 16, 1995, with any outstanding borrowings on such date being converted into a term credit facility terminating on September 1, 1996. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. This amended and restated credit facility replaces and supersedes the previous revolving credit facilities of Pennzoil. Borrowings under the facility totaled $205.0 million at December 31, 1994. The average interest rate applicable to amounts outstanding under this facility and the previous revolving credit facilities of Pennzoil was 4.69% and 3.59% during 1994 and 1993, respectively.

     In June 1994, in connection with its acquisition of Co-enerco Resources, Ltd. ("Co-enerco"), Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, established a Cdn. $260 million credit facility with a syndicate of Canadian banks, the borrowings of which are guaranteed by Pennzoil. Also in June 1994, Pennzoil Canada established an additional Cdn. $40 million credit facility with a Canadian bank, the borrowings of which are guaranteed by Pennzoil. These facilities provide for borrowings through May 30, 1995, with any outstanding borrowings on such date being converted into term credit facilities terminating on May 30, 1996. Borrowings under these facilities can be made in any combination of U.S. or Canadian dollars and totaled U.S. $185.0 million and U.S. $10.0 million, respectively, as of December 31, 1994. The average interest rate applicable to amounts outstanding under this facility was 5.27% during 1994.

     In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial

                       PENNZOIL COMPANY AND SUBSIDIARIES
paper facilities totaled $243.9 million and $249.4 million at December 31, 1994 and 1993, respectively, and are included in notes payable in the accompanying consolidated balance sheet. The average interest rates applicable to outstanding commercial paper were 4.43% and 3.26% during 1994 and 1993, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $93.3 million and $183.6 million at December 31, 1994 and 1993, respectively, and are included in notes payable in the accompanying consolidated balance sheet. The average interest rates applicable to amounts outstanding under these arrangements were 4.31% and 3.35% during 1994 and 1993, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     The 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock beneficially owned by Pennzoil at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable. Pennzoil has deposited all 18,071,036 shares of Chevron common stock beneficially owned by Pennzoil with exchange agents for possible exchange for the 6 1/2% Debentures and the 4 3/4% Debentures.

     Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the 18,071,036 shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     In 1993 and 1992, Pennzoil redeemed amounts outstanding under several debt facilities using proceeds from various sources. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in extraordinary charges of $18.4 million ($28.3 million before tax), or $.44 per share, in 1993 and $16.6 million ($25.2 million before tax), or $.41 share, in 1992.

     At December 31, 1994, maturities of long-term debt for the years ending December 31, 1995 to 1999 were $1.8 million, $405.8 million, $6.7 million, $2.5 million and $200.4 million, respectively. These maturities include $400 million in 1996 related to the maturities of Pennzoil's revolving credit facilities. Such maturities also include $3.9 million and $5.2 million for the years ending December 31, 1996 and 1997, respectively, related to non-interest bearing promissory notes of Jiffy Lube International, Inc. ("Jiffy Lube"), a wholly owned subsidiary of Pennzoil, the payment of which is contingent upon the future profitability of Jiffy Lube.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The financial guarantees primarily relate to debt and lease obligation guarantees with expiration dates of up to twenty years issued to third parties to guarantee the performance of customers and franchisees in the fast lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements. Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. The largest of these commitments is to provide a guarantee for letters of credit issued by third parties to meet the reinsurance requirements of Pennzoil's captive insurance subsidiary. This commitment has no stated maturity and is expected to vary in amount from year to year to meet the reinsurance requirements. Reserves established for reported and incurred but not reported insurance losses in the amount of $35.4 million and $32.3 million have been recognized in Pennzoil's consolidated balance sheet as of December 31, 1994 and 1993, respectively. The credit risk to Pennzoil is mitigated by the insurance subsidiary's portfolio of high-quality, short-term investments used to collateralize the letters of credit. At December 31, 1994, the collateral was valued at approximately 141% of the credit risk.

     In addition, in connection with Pennzoil's disposition of Purolator Products Company ("Purolator") in 1992, Pennzoil entered into an agreement with certain banks to provide contingent credit support for a Purolator credit facility. This obligation was terminated in November 1994 upon the payment in full of all obligations due under the facility by Purolator and the termination of the facility.

     Also, in connection with Pennzoil's disposition of Purolator in 1992, Pennzoil entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which Pennzoil agreed that, for up to five years, in the event of the termination of any or all the employee benefit plans of Purolator that are subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the inability of the PBGC in good faith to collect the amounts of any unfunded benefit liabilities under Purolator's plans from Purolator or any person controlling Purolator, Pennzoil would guarantee up to $7.0 million of such unfunded benefit liabilities.

     Following are the amounts related to Pennzoil's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 1994 and 1993.

                                                                              CONTRACT OR
                                                                           NOTIONAL AMOUNTS
                                                                         ---------------------
                                                                          1994          1993
                                                                         -------       -------
                                                                             (EXPRESSED IN
                                                                              THOUSANDS)
Financial guarantees..................................................   $13,981       $16,987
Commitments to extend financial guarantees
  Guarantee of letter of credit.......................................     1,353         2,318
  Other guarantees....................................................    29,460        20,708
Commitments to extend credit support, credit and other assistance
  Contingent credit support...........................................        --        23,089
  Credit and other assistance.........................................       705         2,160
                                                                         -------       -------
  Total financial guarantees and commitments..........................   $45,499       $65,262
                                                                         =======       =======

     Pennzoil's exposure to credit losses in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include accounts receivable, inventory, equipment, real property, securities and personal assets. Since many of the commit-

                       PENNZOIL COMPANY AND SUBSIDIARIES
ments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Concentrations of Credit Risk --

     Pennzoil extends credit to various companies in the oil and gas, motor oil and refined products, fast lube and sulphur industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil's overall credit risk. However, management believes that consolidated receivables are well diversified, thereby reducing potential credit risk to Pennzoil, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1994. Pennzoil's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments with Off-Balance-Sheet Risk."

     At December 31, 1994, receivables related to these group concentrations in the oil and gas, motor oil and refined products, fast lube and sulphur industries were $128.1 million, $223.3 million, $31.8 million and $13.4 million, respectively, compared with $182.8 million, $181.4 million, $36.9 million and $8.9 million, respectively, at December 31, 1993.

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

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil's other financial instruments.

                                               DECEMBER 31, 1994           DECEMBER 31, 1993
                                            -----------------------     -----------------------
                                                          ESTIMATED                   ESTIMATED
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                            ---------     ---------     ---------     ---------
                                                         (EXPRESSED IN THOUSANDS)
Balance Sheet Financial Instruments:
  Notes receivable......................... $   49,532    $   46,776    $   53,140    $   53,703
  Long-term investments....................    856,683       856,683       668,626       847,281
  Long-term debt...........................  2,176,681     2,195,688     1,993,056     2,182,765
Off-Balance-Sheet Financial Instruments:
  Financial guarantees and commitments.....         --         7,162            --        11,512

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Long-Term Investments --

     The estimated fair value of long-term investments is based on quoted market prices at year end for those investments, adjusted for any reserves for debenture exchange rights, where applicable. Reference is made to Note 1 for additional information.

  Long-Term Debt --

     The estimated fair value of Pennzoil's long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality.

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil to obtain third party letters of credit to relieve Pennzoil of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved. Reference is made to Note 4 for further information regarding off-balance-sheet financial instruments.

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

     Net periodic pension cost for 1994, 1993 and 1992 included the following components:

                                                          1994          1993          1992
                                                        --------       -------       -------
                                                              (EXPRESSED IN THOUSANDS)
    Service cost -- benefits earned during the
      year...........................................   $  8,878       $ 7,892       $ 7,208
    Interest cost on projected benefit obligations...     11,429         9,802         8,913
    Expected return on plan assets...................    (11,312)       (9,753)       (9,325)
    Net amortization and deferral....................      1,672           158          (456)
                                                        --------       -------       -------
              Net periodic pension cost..............   $ 10,667       $ 8,099       $ 6,340
                                                        ========       =======       =======

     Actual return on plans' assets was $4.6 million, $2.6 million and $6.2 million in 1994, 1993 and 1992, respectively.

     Assumptions used were:

                                                                   AS OF DECEMBER 31
                                                             -----------------------------
                                                             1994        1993        1992
                                                             -----       -----       -----
    Discount rates........................................   8.50%       7.50%       8.25%
    Weighted average rates of increase in compensation
      levels..............................................   6.30%       6.40%       7.60%
    Expected long-term rate of return on assets...........   9.00%       8.00%       8.00%

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet:

                                  DECEMBER 31, 1994                      DECEMBER 31, 1993
                        -------------------------------------  --------------------------------------
                         PLANS WHERE   PLANS WHERE              PLANS WHERE   PLANS WHERE
                        ASSETS EXCEED  ACCUMULATED             ASSETS EXCEED  ACCUMULATED
                         ACCUMULATED    BENEFITS      TOTAL     ACCUMULATED    BENEFITS       TOTAL
                          BENEFITS    EXCEED ASSETS   PLANS      BENEFITS    EXCEED ASSETS    PLANS
                        ------------- -------------  --------  ------------- -------------   --------
                                                  (EXPRESSED IN THOUSANDS)
Actuarial present value
  of benefit
  obligations:
  Vested benefit
     obligation........    $41,419      $  73,388    $114,807     $43,266      $  71,525     $114,791
                           =======      =========    ========     =======      =========     ========
  Accumulated benefit
     obligation........    $44,049      $  87,520    $131,569     $46,351      $  87,825     $134,176
                           =======      =========    ========     =======      =========     ========
  Projected benefit
     obligation........    $44,060      $ 103,679    $147,739     $46,384      $ 104,697     $151,081
Plan assets at fair
  value................     54,436         78,197     132,633      55,194         69,906      125,100
                           -------      ---------    --------     -------      ---------     --------
Projected benefit
  obligation (in excess
  of) less than plan
  assets...............     10,376        (25,482)    (15,106)      8,810        (34,791)     (25,981)
Unrecognized net
  (gain) loss..........     (7,436)          (596)     (8,032)     (5,725)         9,717        3,992
Prior service cost not
  yet recognized in net
  periodic pension
  cost.................      5,458         13,270      18,728       5,382         14,309       19,691
Unrecognized net
  obligation (asset)...     (1,637)           149      (1,488)     (1,865)           174       (1,691)
Minimum liability
  adjustment...........         --           (168)       (168)         --         (7,328)      (7,328)
                           -------      ---------    --------    --------      ---------     --------
Pension (liability)
  asset recognized in
  the Consolidated
  Balance Sheet........    $ 6,761      $ (12,827)   $ (6,066)    $ 6,602      $ (17,919)    $(11,317)
                           =======      =========    ========     =======      =========     ========

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components:

                                                              1994      1993      1992
                                                             ------    ------    ------
                                                              (EXPRESSED IN THOUSANDS)
        Service cost -- benefits attributed to service
          during the period................................. $1,096    $1,085    $  895
        Interest cost on accumulated postretirement benefit
          obligation........................................  5,222     5,644     5,343
        Amortization of unrecognized net losses.............    259       297       112
                                                             ------    ------    ------
        Net periodic postretirement benefit cost............ $6,577    $7,026    $6,350
                                                             ======    ======    ======

     The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet at December 31, 1994 and 1993:

                                                                 1994           1993
                                                               --------       --------
                                                                    (EXPRESSED IN
                                                                     THOUSANDS)
        Accumulated postretirement benefit obligation:
          Retirees..........................................   $ 49,991       $ 59,163
          Fully eligible active plan participants...........      6,039          6,910
          Other active plan participants....................     10,223         11,972
                                                               --------       --------
        Total accumulated postretirement benefit
          obligation........................................     66,253         78,045
        Unrecognized net loss from changes in assumptions...     (3,576)       (17,526)
                                                               --------       --------
        Accrued postretirement benefit cost.................   $ 62,677       $ 60,519
                                                               ========       ========

     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to decrease gradually to 6% through the year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $2.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.3 million.

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 were 8.5% and 7.5%, respectively.

  Contribution Plans --

     Pennzoil has defined contribution plans covering substantially all employees who have completed one year of service. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation are matched between 50% and 100% by Pennzoil. The cost of such company contributions totaled $10.0 million in 1994, $9.4 million in 1993 and $9.1 million in 1992.

  Postemployment Benefits --

     Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amounts can be reasonably estimated. If those four conditions are not met, the employer should recognize the obligation to provide postemployment benefits

                       PENNZOIL COMPANY AND SUBSIDIARIES
when it is probable that a liability has been incurred and the amount can be reasonably estimated. Pennzoil recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of January 1, 1994 to reflect the cumulative effect of the change in accounting principle for periods prior to 1994.

(7) CAPITAL STOCK AND STOCK OPTIONS --

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 9,747,720 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1994. Pursuant to its authority to divide the preferred stock into a series, the Board of Directors in October 1994 designated 750,000 shares of preferred stock as a series of "Series A Junior Participating Preferred Stock." The Series A Junior Participating Preferred Stock is issuable upon the exercise of certain rights to purchase the Series A Junior Participating Preferred Stock ("Rights"). One Right was distributed with respect to each share of Pennzoil common stock outstanding at the close of business on November 11, 1994, and Rights are issuable with all subsequently issued shares of Pennzoil common stock prior to the date the Rights become exercisable or expire. The Rights are not currently exercisable or transferable apart from the Pennzoil common stock. Each Right entitles the holder to purchase from Pennzoil a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at $140 per share upon the occurrence of certain specified events.

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 27,862,924 shares of preference common stock. None of these shares were issued or outstanding at December 31, 1994. Dividend rights on any preference common stock are junior to the rights of any Pennzoil preferred stock and senior to the rights of Pennzoil common stock.

     In September 1993, Pennzoil completed the sale, pursuant to underwritten public offerings, of 5,000,000 shares of its common stock at a price of $62.50 per share. The net proceeds from the sale of the shares of Pennzoil common stock offered, prior to the payment of expenses, totaled approximately $303.3 million. Primarily utilizing funds from such offerings, Pennzoil redeemed an aggregate of $292.5 million principal amount of Pennzoil's debentures. Reference is made to
Note 3 for additional information. Pro forma earnings per share for the year ended December 31, 1993, assuming the stock offering and redemption of debentures had occurred at the beginning of 1993, were $3.43 per share.

     At December 31, 1994, Pennzoil had 2,774,187 shares of common stock reserved for issuance upon the grant and exercise of stock options and the grant and maturity of conditional stock awards. An additional 850,000 shares of Pennzoil common stock were reserved for issuance upon the grant and exercise of stock options in February 1995.

     At December 31, 1994, Pennzoil had nonqualified and incentive stock option plans covering a total of 2,601,982 shares of Pennzoil common stock (compared to 2,620,565 shares at December 31, 1993), of which 621,633 shares were available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1994, expiration dates for the outstanding options ranged from December 1997 to August 2004 and the average exercise price per share was $63.75. Payment of the exercise price may be made in cash or in shares of Pennzoil common stock previously owned by the optionee, valued at the then-current market value.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Additional information with respect to the stock option plans is as follows:

                                                          NUMBER OF SHARES         OPTION PRICE
                                                            UNDER OPTION         RANGE PER SHARE
                                                          ----------------     --------------------
Outstanding at December 31, 1993.......................      2,015,425         $29.3928 to $80.8125
  Granted..............................................          2,000         $50.5000 to $54.3750
  Exercised............................................          9,376         $29.3928
  Lapsed...............................................         18,493         $29.3928 to $80.3750
  Expired..............................................          9,207         $29.3928 to $80.3750
                                                             ---------
Outstanding at December 31, 1994.......................      1,980,349         $48.3750 to $80.8125
                                                             =========
Exercisable at December 31, 1994.......................      1,566,530         $48.3750 to $80.8125
                                                             =========

     In 1994, there were 20,620 units of common stock granted to selected employees under Pennzoil's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil common stock equal to the number of units granted. At December 31, 1994, units covering 79,778 shares of Pennzoil common stock were outstanding (compared to 73,853 shares at December 31, 1993). In 1994, 14,695 shares of Pennzoil common stock were distributed to selected employees upon maturity of awards granted under Pennzoil's conditional stock award programs.

(8) COMMITMENTS AND CONTINGENCIES --

  Tax Dispute --

     In 1988, Pennzoil received $3.0 billion from Texaco Inc. ("Texaco") in settlement of all litigation between Pennzoil and Texaco arising out of Texaco's tortious interference with Pennzoil's contractual rights to purchase a minority interest in Getty Oil Company. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net Texaco settlement proceeds. For financial reporting purposes, Pennzoil reported an extraordinary gain of $1.656 billion (after expenses and estimated current and deferred taxes), or $42.62 per share, associated with the $3.0 billion in cash received from Texaco in April 1988. For federal income tax purposes, Pennzoil originally reported that it recognized no gain upon receipt of the $3.0 billion and that $366 million in legal and other costs incurred in the Texaco litigation was fully deductible. Pennzoil's reporting position was based on its belief that, under Section 1033 of the Internal Revenue Code, the $3.0 billion received from Texaco was an amount realized as a result of the involuntary conversion of property and that the Chevron shares were similar or related in service or use to the property converted by Texaco. A corollary of this position is that Pennzoil would have no tax basis in the Chevron shares. During 1990 and 1991, Pennzoil recalculated its 1988 federal income tax liability to recognize approximately $800 million of income, representing the excess of the $3.0 billion received from Texaco over the amount expended to acquire Chevron shares. As a result of these adjustments, current taxes were increased, and deferred taxes were decreased, by $120.4 million in 1990 and $13.2 million in 1991. In addition, Pennzoil paid interest on such taxes of $17.6 million during 1990 and $3.7 million in 1991.

     In January 1994, Pennzoil received a letter and examination report from the District Director of the IRS that proposed a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. The examination report proposed two principal adjustments with which Pennzoil disagreed.

     The first adjustment challenged Pennzoil's position under Section 1033 of the Internal Revenue Code that (i) at least $2.2 billion of the $3.0 billion cash payment received from Texaco in 1988 in settlement of litigation was realized as a result of the involuntary conversion of property and (ii) the shares of Chevron common stock purchased with $2.2 billion of the net Texaco settlement proceeds were similar or related in service or use to the property converted by Texaco. The proposed tax deficiency relating to this proposed

                       PENNZOIL COMPANY AND SUBSIDIARIES
adjustment was $550.9 million, net of available offsets. Pennzoil estimated that the additional after-tax interest on this proposed deficiency was approximately $234.3 million as of December 31, 1993.

     The second adjustment proposed by the IRS would have permanently capitalized, rather than allow Pennzoil to deduct, approximately $366 million incurred by Pennzoil in 1988 and earlier years for litigation and related expenses in connection with the Texaco settlement, even if it were determined that the entire $3.0 billion was includable in Pennzoil's 1988 taxable income. The proposed tax deficiency relating to the disallowance of deductions was $124.6 million, and the estimated additional after-tax interest on this proposed deficiency was approximately $46.7 million as of December 31, 1993.

     In October 1994, Pennzoil entered into a settlement agreement with the IRS to treat $618 million of the $2.2 billion as proceeds from an involuntary conversion; to reduce such amount by $72 million of litigation costs; to recognize the balance of the settlement proceeds as taxable income in 1988; and to allow the balance of the litigation costs as deductions in 1988. As a result, Pennzoil sustained a tax deficiency for 1988 of $261.7 million (net of available offsets), plus interest, and its tax basis in each Chevron share was its cost less $8.28 (after giving effect to a "two-for-one" stock split of Chevron common stock which occurred in June 1994). Total interest charges on the tax deficiency were $294.3 million, resulting in a total cash payment to the IRS of $556.0 million in October 1994.

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum Company ("Pennzoil Petroleum"), which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. Reference is made to
Note 10 for additional information. Under the liability method of accounting for income taxes adopted by Pennzoil in December 1992, the excess of the amount of Pennzoil's investment in Pennzoil Petroleum capital stock for financial reporting purposes over the tax basis of such investment was not expected to result in future income tax liability. Accordingly, deferred income taxes attributable to the Chevron common stock exchanged in 1992, which taxes were originally provided when the Texaco settlement proceeds were received in 1988, were reflected as a reduction of the cost of Pennzoil's investment in Pennzoil Petroleum. As a result of the IRS settlement, Pennzoil increased the balance of its investment in Pennzoil Petroleum capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in depreciation, depletion and amortization expense recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and depreciation, depletion and amortization expense adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2 million. After consideration of available tax offsets, the IRS settlement resulted in a 1994 after-tax charge of $210.4 million, or $4.57 per share.

  Curtailment Litigation --

     United Gas Pipe Line Company ("United"), a former subsidiary of Pennzoil, curtailed deliveries of natural gas to its customers in accordance with priorities contained in its tariffs during the 1970s and early 1980s. Several lawsuits filed by industrial and power plant "direct sale" customers for damages allegedly caused by curtailments were brought against United, and Pennzoil was joined as a defendant in five of these suits. The only remaining suit against United involving Pennzoil is an action filed in the United States District Court for the Southern District of Mississippi on November 14, 1974 by Mississippi Power Co. ("MPCo"), which alleges damages of approximately $44.7 million and seeks to have such damages trebled pursuant to federal antitrust laws. In related proceedings before the Federal Energy Regulatory Commission ("FERC"), MPCo has introduced evidence indicating that its claimed damages (before trebling) have increased to approximately $88.2 million. In 1977, the judge in the MPCo case referred certain issues to the FERC and

                       PENNZOIL COMPANY AND SUBSIDIARIES
stayed all proceedings pending action by the FERC. No action has been taken since 1977 to remove the stay. Pennzoil believes that it has no liability for any action it has taken or omitted to take, that it can successfully defend itself in the action and that the final outcome of the case will not have a material adverse effect on its financial condition or results of operations.

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

     In connection with Pennzoil's disposition of Purolator, Pennzoil and Purolator entered into an indemnification agreement pursuant to which Pennzoil agreed to reimburse Purolator for the costs and expenses of certain environmental remediation activities at a plant operated by Purolator in Elmira Heights, New York, and certain environmental remediation activities, if any, required at one other site located near the Elmira facility and a landfill site located in Metamora, Michigan. Pennzoil had a reserve of $16.2 million and $16.3 million recorded with respect to its obligations under its indemnification agreement with Purolator as of December 31, 1994 and 1993, respectively. Reference is made to Note 11 for additional information.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1994 and 1993, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $44.9 million and $33.1 million, respectively, which amounts include reserves with respect to Pennzoil's obligations under its indemnification agreement with Purolator referred to in the previous paragraph. Of these reserves, $8.8 million and $4.8 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1994 and 1993, respectively, and $36.1 million and $28.3 million are reflected as other liabilities as of December 31, 1994 and 1993, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material amounts in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

  Franchisee Litigation --

     Certain current and former franchisees of Jiffy Lube have brought suit against Jiffy Lube to challenge various matters relating to the franchisor-franchisee relationship. Certain of the suits have included allegations against Pennzoil and/or Pennzoil Products Company, a wholly owned subsidiary of Pennzoil, as well. Pennzoil does not believe that the final outcome of these cases will have a material adverse effect on its financial condition or results of operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

(9) LEASES --

  As Lessee --

     Pennzoil leases various assets and office space with lease periods of 1 to 20 years. Additionally, Jiffy Lube leases sites and equipment which are subleased to franchisees or used in the operation of automotive fast lubrication and fluid maintenance service centers operated by Jiffy Lube. The typical lease period for the service centers is 20 years with escalation clauses generally increasing the lease payments by 9% every third year, with some leases containing renewal options generally for periods of five years. These leases, excluding leases for land that are classified as operating leases, are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     Certain operating and capital lease payments are contingent upon such factors as the consumer price index or the prime interest rate with any future changes reflected in income as accruable. The effects of these changes are not considered material.

     Total operating lease rental expenses for Pennzoil (exclusive of oil and gas lease rentals) were $63.5 million, $59.6 million and $56.2 million for 1994, 1993 and 1992, respectively. Non-current capital lease obligations are classified as other liabilities in the accompanying consolidated balance sheet.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1994 are as follows:

                                                                           AMOUNTS PAYABLE
                                                                              AS LESSEE
                                                                      -------------------------
                                                                       CAPITAL        OPERATING
                                                                       LEASES          LEASES
                                                                      ---------       ---------
                                                                      (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1995................................................................  $  11,246       $  47,972
1996................................................................     11,271          40,253
1997................................................................     11,494          34,262
1998................................................................     11,747          31,457
1999................................................................     11,828          26,743
Thereafter..........................................................    101,334         138,812
                                                                      ---------       ---------
Net minimum lease payments..........................................  $ 158,920       $ 319,499
                                                                                      =========
Less interest.......................................................     81,032
                                                                      ---------
Present value of net minimum lease payments at December 31, 1994....  $  77,888
                                                                      =========

     Assets recorded under capital lease obligations of $62.4 million and $18.2 million at December 31, 1994 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

  As Lessor --

     Pennzoil, through Jiffy Lube, owns or leases numerous service center sites which are leased or subleased to franchisees. Buildings owned or leased that meet the criteria for direct financing leases are carried at the gross investment in the lease less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease. Any buildings leased or subleased that do not meet the criteria for a direct financing lease and any land leased or subleased are accounted for as operating leases. The typical lease period is 20 years and some leases contain renewal options. The franchisee is responsible for the payment of property taxes, insurance and maintenance costs related to the leased property. The net investment in direct financing leases is classified as other assets in the accompanying consolidated balance sheet.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1994 are as follows:

                                                                         AMOUNTS RECEIVABLE
                                                                              AS LESSOR
                                                                       -----------------------
                                                                       DIRECT
                                                                       FINANCING      OPERATING
                                                                       LEASES          LEASES
                                                                       -------        --------
                                                                            (EXPRESSED IN
                                                                             THOUSANDS)
YEAR ENDING DECEMBER 31:
1995.................................................................  $ 4,961        $ 10,944
1996.................................................................    5,040          10,817
1997.................................................................    5,153          10,530
1998.................................................................    5,293           9,850
1999.................................................................    5,370           9,836
Thereafter...........................................................   49,679          82,492
                                                                       -------        --------
Net minimum lease payment receivables................................  $75,496        $134,469
                                                                                      ========
Less unearned income.................................................   35,022
                                                                       -------
Net investment in direct financing leases at December 31, 1994.......  $40,474
                                                                       =======

(10) ACQUISITIONS AND DIVESTITURES --

  Acquisition of Pennzoil Petroleum --

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum, which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. The exchange of stock was accounted for using the purchase method of accounting, and the results of operations of Pennzoil Petroleum subsequent to October 30, 1992 have been included in Pennzoil's oil and gas segment results. The fair market value of the 15,750,000 shares of Chevron common stock exchanged for the capital stock of Pennzoil Petroleum approximated Pennzoil's historical book value for such shares of $1.06 billion. Accordingly, Pennzoil used the net book value of the Chevron shares exchanged for purposes of purchase accounting.

     Included in the assets of Pennzoil Petroleum at the time of the transfer to Pennzoil was $57.4 million in cash contributed by Chevron to Pennzoil Petroleum immediately prior to closing, representing the net cash flow from Pennzoil Petroleum's operations during the four-month period between the "effective date" and the closing date of the transaction, after reduction as a result of nonrecurring closing adjustments of approximately $11 million. As a result of an audit completed during 1993, Chevron contributed an additional $9.9 million in cash to Pennzoil Petroleum in 1993, representing an adjustment to the initial $57.4 million cash contribution made by Chevron to Pennzoil Petroleum prior to closing. This additional contribution from Chevron was accounted for as an adjustment to the original purchase price of Pennzoil Petroleum. As a result of an audit conducted during 1994, Chevron contributed an additional $6.8 million in cash to Pennzoil Petroleum in 1994, representing post-closing adjustments related to the acquisition.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following unaudited pro forma information has been prepared assuming that the acquisition of Pennzoil Petroleum had occurred at the beginning of the period presented. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, Pennzoil believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisition of Pennzoil Petroleum been consummated as of the assumed dates.

                                                                            YEAR ENDED
                                                                         DECEMBER 31, 1992
                                                                     -------------------------
                                                                            (UNAUDITED)
                                                                      (EXPRESSED IN THOUSANDS
                                                                     EXCEPT PER SHARE AMOUNTS)
    Revenues.....................................................           $ 2,659,032
                                                                            -----------
    Income before extraordinary item and
      cumulative effect..........................................           $    42,417
                                                                            -----------
    Net income...................................................           $   141,508
                                                                            -----------
    Earnings per share...........................................           $      3.49
                                                                            -----------
    Average shares outstanding...................................                40,582
                                                                            ===========

  Acquisition of Co-enerco Resources Ltd. --

     In June 1994, Pennzoil Canada acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt, which was financed primarily through two credit facilities. Reference is made to Note 3 for additional information. The acquisition of Co-enerco was accounted for using the purchase method of accounting, and the results of operations of Co-enerco subsequent to June 30, 1994 have been included in Pennzoil's oil and gas segment results.

  Sale of Domestic Sulphur Assets --

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Pennzoil continues to own and operate its Antwerp, Belgium sulphur terminal and the related international sulphur business. As consideration under the agreement, Freeport-McMoRan assumed certain liabilities of Pennzoil relating to or arising out of the business of Pennzoil's sulphur segment, and Pennzoil will be entitled to receive a series of quarterly installment payments from Freeport-McMoRan for periods through December 31, 2014, subject to the prevailing market price of sulphur. The installment payments, recorded at their estimated fair value of $22.5 million as of September 30, 1994, may be terminated earlier by Freeport-McMoRan (through the exercise of a call option providing for a $65 million payment to Pennzoil), or by Pennzoil (through the exercise of a put option providing for a $10 million payment to Pennzoil). Neither the call option nor the put option may be exercised prior to January 1999. In connection with this transaction, Pennzoil's sulphur segment recorded a charge to depreciation, depletion and amortization expense of $50.2 million ($32.6 million after tax, or $.71 per share) in September 1994.

                       PENNZOIL COMPANY AND SUBSIDIARIES

(11) DISCONTINUED OPERATIONS --

  Filtration Products Segment --

     In October 1992, as a result of Pennzoil's conclusion that disposal of Purolator's filtration products operations would enhance Pennzoil's efforts to focus on its strategic businesses and to reduce indebtedness, Purolator filed a registration statement pursuant to which Pennzoil offered to the public all shares of Purolator stock held by Pennzoil. Accordingly, Purolator's net assets and results of operations for all periods have been reclassified as discontinued operations for financial reporting purposes. In December 1992, Pennzoil sold in initial public offerings all its shares of capital stock of Purolator. The total amount received by Pennzoil, prior to the payment of expenses, from the net proceeds of the offerings and the repayment of indebtedness by Purolator was $206.0 million. Pennzoil recorded a net gain on the disposition of Purolator stock of $1.5 million ($20.0 million before tax loss), or $.04 per share, in 1992.

     In connection with Pennzoil's disposition of Purolator, Pennzoil and Purolator entered into an indemnification agreement with respect to certain environmental matters. Reference is made to Note 8 for additional information. In addition, Pennzoil entered into an agreement with certain banks to provide contingent credit support for a Purolator credit facility and an agreement with a government agency with respect to guarantees of benefits under certain of Purolator's employee benefit plans. Reference is made to Note 4 for additional information.

     Income from discontinued operations is as follows:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                              1992
                                                                          ------------
                                                                           (EXPRESSED
                                                                               IN
                                                                           THOUSANDS)
        Operating revenues..............................................    $402,856
                                                                            ========
        Income from operations before income taxes......................    $ 17,999
        Income tax provision............................................       7,791
                                                                            --------
        Income from operations..........................................      10,208
        Gain on disposition.............................................       1,455
                                                                            --------
        Income from discontinued operations.............................    $ 11,663
                                                                            ========

(12) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by industry segment is presented in Item 1, Business and Item 2, Properties of this Annual Report on Form 10-K.

                       PENNZOIL COMPANY AND SUBSIDIARIES

        SUPPLEMENTAL FINANCIAL AND STATISTICAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS(1) --

                                                                                         EARNINGS (LOSS)
                                                                                           PER SHARE(3)
                                                         INCOME (LOSS)                ----------------------
                                                             BEFORE                      BEFORE
                                                         EXTRAORDINARY                EXTRAORDINARY
                                                           ITEMS AND         NET        ITEMS AND      NET
                                         OPERATING         CUMULATIVE      INCOME      CUMULATIVE     INCOME
                          REVENUES    INCOME (LOSS)(2)       EFFECT        (LOSS)        EFFECT       (LOSS)
                         -----------  ----------------   --------------   ---------   -------------   ------
1994                                      (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
First Quarter..........   $  622,076     $   75,819        $   10,738     $   5,790      $   .24      $  .13
Second Quarter.........      651,809         87,410            16,810        16,810          .37         .37
Third Quarter..........      631,654       (167,844)         (299,802)     (299,802)       (6.51)      (6.51)
Fourth Quarter.........      657,404         42,486           (11,485)      (11,485)        (.25)       (.25)
                          ----------     ----------        ----------     ---------      -------      ------
                          $2,562,943     $   37,871        $ (283,739)    $(288,687)     $ (6.16)     $(6.27)
                          ==========     ==========        ==========     =========      =======      ======
1993
First Quarter..........   $  650,541     $   94,694        $   21,525     $  21,525      $   .53      $  .53
Second Quarter.........      685,177        113,997            34,239        29,515          .84         .72
Third Quarter..........      655,867        103,934            12,036        (1,620)         .29        (.04)
Fourth Quarter.........      790,782        151,916            92,436        92,436         2.01        2.01
                          ----------     ----------        ----------     ---------      -------      ------
                          $2,782,367     $  464,541        $  160,236     $ 141,856      $  3.80      $ 3.36
                          ==========     ==========        ==========     =========      =======      ======

- ---------------

(1) Reference is made to Notes 1, 2, 3, 8 and 10 of Notes to Consolidated Financial Statements for information on items affecting quarterly results.

(2) Operating income (loss) is defined as net revenues less costs and operating expenses.

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

OIL AND GAS INFORMATION

  Estimated Quantities of Proved Oil and Gas Reserves

     Presented on the following page are Pennzoil's estimated net proved oil and gas reserves as of December 31, 1994, 1993 and 1992. Reserves in the United States are located onshore in all the main producing states (except Alaska) and offshore Alabama, California, Louisiana, Mississippi and Texas. Foreign reserves are located in Canada.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

     The estimates of proved oil and gas reserves have been prepared by Ryder Scott Company Petroleum Engineers ("Ryder Scott") and Outtrim Szabo Associates, Ltd. ("Outtrim Szabo") and are based on data supplied by Pennzoil. The reports of Ryder Scott and Outtrim Szabo, which include a description of the basis used in preparing the estimated reserves, are included as exhibits to Pennzoil's Annual Reports on Form 10-K for the respective years. Oil includes crude oil, condensate and natural gas liquids.

PROVED OIL RESERVES
(MILLIONS OF BARRELS)

                                              1994                        1993                        1992
                                    ------------------------    ------------------------    ------------------------
                                    UNITED                      UNITED                      UNITED
                                    STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL
                                    ------   -------   -----    ------   -------   -----    ------   -------   -----
Proved developed and undeveloped
  reserves
  Beginning of year..............    199        2       201      218        2       220       137       2       139
    Revisions of previous
      estimates
      -- economics...............      6       --         6      (14)      --       (14)        1      --         1
      -- performance and other...      2       (2)       --        7       --         7         1      --         1
    Extensions and discoveries...     19        1        20       15       --        15         8      --         8
    Estimated production.........    (24)      (2)      (26)     (24)      --       (24)      (15)     --       (15)
    Purchases of minerals in
      place(1)(2)................      7       16        23        5       --         5        93      --        93
    Sales of minerals in
      place(2)...................     (4)      --        (4)      (8)      --        (8)       (7)     --        (7)
                                     ---       --       ---      ---       --       ---       ---      --       ---
  End of year....................    205       15       220      199        2       201       218       2       220
                                     ===       ==       ===      ===       ==       ===       ===      ==       ===
Proved developed reserves
  Beginning of year..............    162        2       164      181        2       183       108       2       110
  End of year....................    176       15       191      162        2       164       181       2       183

PROVED NATURAL GAS RESERVES
(BILLIONS OF CUBIC FEET)

                                             1994                        1993                        1992
                                    ------------------------    -----------------------     ------------------------
                                    UNITED                      UNITED                      UNITED
                                    STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL
                                    ------   -------   -----    ------   -------   -----    ------   -------   -----
Proved developed and undeveloped
  reserves
  Beginning of year..............   1,453      38      1,491     1,617     35      1,652      892     34         926
    Revisions of previous
      estimates
      -- economics...............      (5)     (2)        (7)       (7)    --         (7)       5     (2)          3
      -- performance and other...      20      (8)        12         6      1          7        4      2           6
    Extensions and discoveries...     200      27        227       117      5        122       78      2          80
    Estimated production.........    (244)    (12)      (256)     (220)    (3)      (223)    (161)    (1)       (162)
    Purchases of minerals in
      place(1)(2)................      14     163        177        91     --         91      823     --         823
    Sales of minerals in
      place(2)...................     (97)     (2)       (99)     (151)    --       (151)     (24)    --         (24)
                                    -----     ---      -----     -----     --      -----    -----     --       -----
End of year......................   1,341     204      1,545     1,453     38      1,491    1,617     35       1,652
                                    =====     ===      =====     =====     ==      =====    =====     ==       =====
Proved developed reserves(3)
  Beginning of year..............   1,306      35      1,341     1,412     34      1,446      803     34         837
  End of year....................   1,242     192      1,434     1,306     35      1,341    1,412     34       1,446

- ---------------
 (1) Purchases of minerals in place for 1994 include proved developed and undeveloped reserves attributable to Co-enerco as of the date of acquisition. Purchases of minerals in place for 1992 include proved developed and undeveloped reserves attributable to Pennzoil Petroleum as of the date of acquisition.

 (2) Purchases and sales of minerals in place for 1994 include 8 million barrels of oil and 14 billion cubic feet ("Bcf") of natural gas and 2 million barrels of oil and 31 Bcf of natural gas, respectively, associated with asset exchanges. Purchases and sales of minerals in place for 1993 include 5 million barrels of oil and 91 Bcf of natural gas and 4 million barrels of oil and 93 Bcf of natural gas, respectively, associated with asset exchanges.

 (3) United States natural gas reserves for 1994, 1993 and 1992 exclude 161 Bcf, 162 Bcf and 124 Bcf, respectively, of carbon dioxide gas for sale or use in company operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The following table shows the aggregate capitalized costs related to oil and gas producing activities and related accumulated depreciation, depletion and amortization and valuation allowances.

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1994        1993
                                                                           -------     -------
                                                                              (EXPRESSED IN
                                                                                MILLIONS)
Capitalized costs
  Proved properties.....................................................   $ 4,638     $ 3,869
  Unproved properties...................................................       169         233
                                                                           -------     -------
                                                                             4,807       4,102
  Accumulated depreciation, depletion, amortization and valuation
     allowances.........................................................    (2,495)     (2,372)
                                                                           -------     -------
                                                                           $ 2,312     $ 1,730
                                                                           =======     =======

     The following table shows costs incurred in oil and gas producing activities (whether charged to expense or capitalized).

                                                       YEAR ENDED DECEMBER 31
                              ------------------------------------------------------------------------
                                      1994                     1993                     1992
                              --------------------     --------------------    -----------------------
                              UNITED                   UNITED                  UNITED
                              STATES  FOREIGN(1) TOTAL STATES  FOREIGN(1) TOTAL STATES   FOREIGN TOTAL
                              ----    ----    ----     ----    ----    ----    ------    ---    ------
                                                      (EXPRESSED IN MILLIONS)
Costs incurred in oil and gas
  producing activities
     Property acquisition(2)
       Unproved.............. $  6    $100    $106     $  4    $110    $114    $   12    $ 1    $   13
       Proved................   13     189     202        2      --       2       999     --       999
     Exploration.............  149      12     161       97       7     104        23      2        25
     Development.............  177      11     188      160      --     160        67      5        72
                              ----    ----    ----     ----    ----    ----    ------    ---    ------
                              $345    $312    $657     $263    $117    $380    $1,101    $ 8    $1,109
                              ====    ====    ====     ====    ====    ====    ======     ==    ======

- ---------------

 (1) Costs incurred for unproved property acquisition during 1994 and 1993 include approximately $48 million and $98 million, respectively, related to the gas utilization project in Azerbaijan. Total costs incurred during 1994 and 1993 include $50 million and $114 million, respectively, related to Pennzoil's Azerbaijan activities. Pennzoil's investment in the gas utilization project is being recovered through partial credit toward Pennzoil's portion of the first bonus payment made by members of the consortium of foreign oil companies to the government of Azerbaijan, direct hard currency payments by the Azerbaijan government during 1995 and an interest in another project. Any remaining balance due from the government of Azerbaijan with respect to the gas utilization project will be creditable against the remaining bonus payments to be made to the Azerbaijan government by the consortium. Total costs incurred for North America in 1994, including the acquisition of Co-enerco, were $602 million.

 (2) Costs incurred for property acquisitions in 1994 include $231 million attributable to the acquisition of Co-enerco. Costs incurred for property acquisitions in 1992 include $1,009 million attributable to the acquisition of Pennzoil Petroleum. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

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

                                                       YEAR ENDED DECEMBER 31
                                -----------------------------------------------------------------------
                                         1994                     1993                   1992
                                ----------------------   ----------------------  ----------------------
                                UNITED                   UNITED                  UNITED
                                STATES  FOREIGN  TOTAL   STATES  FOREIGN  TOTAL  STATES  FOREIGN  TOTAL
                                ------  -------  -----   ------  -------  -----  ------  -------  -----
                                                      (EXPRESSED IN MILLIONS)
Sales
  Outside customers............ $675     $ 13    $688    $731     $ 11    $742    $424    $  8    $432
  Other segments, at market....  146       --     146     137       --     137     137      --     137
                                ----     ----    ----    ----     ----    ----    ----    ----    ----
                                 821       13     834     868       11     879     561       8     569
                                ----     ----    ----    ----     ----    ----    ----    ----    ----
Costs and expenses
  Production costs
     Operating expenses........  213       11     224     218        3     221     134       2     136
     Production, severance and
       property taxes..........   38       --      38      43       --      43      29      --      29
  Technical support and
     other(1)..................   80       24     104      93       17     110      74       8      82
  Exploration expenses,
     including dry holes.......   48       13      61      69        2      71       9       3      12
  Depreciation, depletion,
     amortization and valuation
     provisions(2).............  396       16     412     273        2     275     174       1     175
                                ----     ----    ----    ----     ----    ----    ----    ----    ----
                                 775       64     839     696       24     720     420      14     434
                                ----     ----    ----    ----     ----    ----    ----    ----    ----
Pretax results of operations...   46      (51)     (5)    172      (13)    159     141      (6)    135
Income tax expense (benefit)...   20      (15)      5      60       (4)     56      47      (1)     46
                                ----     ----    ----    ----     ----    ----    ----    ----    ----
Results of operations.......... $ 26     $(36)   $(10)   $112     $ (9)   $103    $ 94    $ (5)   $ 89
                                ====     ====    ====    ====     ====    ====    ====    ====    ====

- ---------------

(1) Foreign technical support and other during 1994 and 1993 includes approximately $9 million and $7 million, respectively, related to Pennzoil's Azerbaijan activities.

(2) In October 1994, Pennzoil settled a dispute with the IRS relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. As a result of the IRS settlement, Pennzoil increased the balance of its investment in Pennzoil Petroleum capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in depreciation, depletion and amortization expense recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. Reference is made to Notes 8 and 10 for additional information.

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

                                                         YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------------
                                                1994                                1993
                                   -------------------------------     -------------------------------
                                   UNITED                              UNITED
                                   STATES      FOREIGN      TOTAL      STATES      FOREIGN      TOTAL
                                   -------     -------     -------     -------     -------     -------
                                                         (EXPRESSED IN MILLIONS)
Future cash inflows..............  $ 5,262      $ 459      $ 5,721     $ 5,868      $  84      $ 5,952
Future production costs..........   (2,031)      (183)      (2,214)     (1,971)        (7)      (1,978)
Future development costs(1)......     (493)       (13)        (506)       (492)        (2)        (494)
                                   -------     -------     -------     -------     -------     -------
Future net cash flows before
  income taxes...................    2,738        263        3,001       3,405         75        3,480
10% annual discount for estimated
  timing of net cash flows before
  income taxes...................     (960)       (83)      (1,043)     (1,192)       (30)      (1,222)
                                   -------     -------     -------     -------     -------     -------
Present value of future net cash
  flows before income taxes......    1,778        180        1,958       2,213         45        2,258
Future income tax expense
  discounted at 10%(2)...........     (389)       (35)        (424)       (509)       (26)        (535)
                                   -------     -------     -------     -------     -------     -------
Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves...............  $ 1,389      $ 145      $ 1,534     $ 1,704      $  19      $ 1,723
                                   =======      =====      =======     =======      =====      =======

- ---------------

(1) Includes future dismantlement and abandonment costs, net of salvage values.

(2) Future income taxes before discount were $670 million (U.S.) and $53 million (foreign) and $896 million (U.S.) and $35 million (foreign) for 1994 and 1993, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Changes in the Standardized Measure

     The following table sets forth the principal elements of the changes in the Standardized Measure for the years presented. All amounts are reflected on a discounted basis.

                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------
                                                                  1994        1993        1992
                                                                 ------      ------      ------
                                                                    (EXPRESSED IN MILLIONS)
Standardized measure -- beginning of period....................  $1,723      $1,955      $1,124
Revisions --
  Net changes in prices, net of production costs...............    (403)       (179)        134
  Revisions of quantity estimates..............................      24         (33)         23
  Changes in estimated future development costs................     (72)        (12)        (10)
  Accretion of discount........................................     226         252         141
  Changes in production rates (timing) and other...............     (92)        (79)        (72)
                                                                 ------      ------      ------
          Net Revisions........................................    (317)        (51)        216
                                                                 ------      ------      ------
Extensions, discoveries and improved recovery, net of future
  production and development costs.............................     322         275         103
Sales and transfers, net of production costs...................    (539)       (564)       (373)
Development costs incurred during the period that reduced
  future development costs.....................................     149         147          51
Net change in estimated future income taxes....................     111          29        (279)
Purchases of reserves in place.................................     173         162       1,157
Sales of reserves in place.....................................     (88)       (230)        (44)
                                                                 ------      ------      ------
Standardized measure -- end of period..........................  $1,534      $1,723      $1,955
                                                                 ======      ======      ======

                                 EXHIBIT INDEX

          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company, as amended through September 17, 1993, (Registration No. 33-50933, Exhibit
                         3(a)).
          *3(b)       -- By-laws of Pennzoil Company, as amended through May 19, 1994
                         (Pennzoil Company 10-Q (June 30, 1994), SEC File No. 1-5591, Exhibit
                         3(a)).
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (June 30, 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (March 31, 1987), SEC File No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (March 31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).
          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)       -- Instrument of Resignation, Appointment and Acceptance dated as of
                         April 1, 1991 among Pennzoil Company, Mellon Bank, N.A., as Retiring
                         Trustee, and Texas Commerce Bank National Association, as Successor
                         Trustee, under the 1986 Indenture (Pennzoil Company 10-K (1991), SEC
                         File No. 1-5591, Exhibit 4(p)).
          *4(g)       -- Indenture dated as of December 15, 1992 (the "1992 Indenture")
                         between Pennzoil Company and Texas Commerce Bank National
                         Association, Trustee (Pennzoil Company 10-K (1992), SEC File No.
                         1-5591, Exhibit 4(o)).
          *4(h)       -- First Supplemental Indenture dated as of January 13, 1993 to the 1992
                         Indenture (Pennzoil Company 10-K (1992), SEC File No. 1-5591, Exhibit
                         4(p)).
          *4(i)       -- Second Supplemental Indenture dated as of October 12, 1993 to the
                         1992 Indenture (Pennzoil Company 10-K (1993), SEC File No. 1-5591,
                         Exhibit 4(i)).
          *4(j)       -- Rights Agreement dated as of October 28, 1994 between Pennzoil
                         Company and Chemical Bank, as Rights Agent (Pennzoil Company 8-K
                         (October 28, 1994), SEC File No. 1-5591, Exhibit 1).
                         Pennzoil Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of
                         Pennzoil Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, under which the total amount of securities authorized does not exceed 10%
                         of the total assets of Pennzoil Company and its subsidiaries on a consolidated basis.
       +*10(a)        -- 1978 Stock Option Plan of Pennzoil Company, as amended (Registration
                         No. 2-67268, Exhibit 4(a)).
       +*10(b)        -- 1981 Stock Option Plan of Pennzoil Company (Registration No. 2-76935,
                         Exhibit 4(a)).
       +*10(c)        -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)        -- Pennzoil Company Salary Continuation Plan (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(e)        -- Pennzoil Company Supplemental Disability Plan effective January 1,
                         1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591, Exhibit
                         5(y)).
       +*10(f)        -- Pennzoil Company Supplemental Life Insurance Plan effective January
                         1, 1978, as amended (Pennzoil Company 10-K (1980), SEC File No.
                         1-5591, Exhibit 10(g)).

       +*10(g)        -- Pennzoil Company Deferred Compensation Plan (Pennzoil Company 10-K
                         (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)        -- Specimen of Pennzoil Company Deferred Compensation Agreement
                         (Pennzoil Company 10-K (1982), SEC File No. 1-5591, Exhibit
                         10(j)(1)).
       +*10(i)        -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control (Pennzoil 10-Q (September
                         30, 1982), SEC File No. 1-5591, Exhibit 28).
       +*10(j)        -- Pennzoil Company Section 415 Excess Benefit Agreements (Pennzoil
                         Company 10-Q (March 31, 1980), SEC File No. 1-5591, Exhibit 5).
       +*10(k)        -- Pennzoil Company Medical Expenses Reimbursement Plan effective
                         January 1, 1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591,
                         Exhibit 5(v)).
       +*10(l)        -- Pennzoil Company 1985 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 25, 1985), SEC File No.
                         1-5591, Exhibit B).
       +*10(m)        -- Pennzoil Company Executive Severance Plan (Pennzoil Company 10-K
                         (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)        -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 26, 1990), SEC File No. 1-5591,
                         Exhibit A).
       +*10(o)        -- Pennzoil Company 1990 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 26, 1990), SEC File No.
                         1-5591, Exhibit B).
       +*10(p)        -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 13, 1993), SEC File No. 1-5591,
                         Exhibit A).
       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 13, 1993), SEC File No.
                         1-5591, Exhibit B).
          11          -- Computation of Ratio of Earnings to Fixed Charges for the years ended
                         December 31, 1994, 1993, 1992, 1991 and 1990.
          21          -- List of Subsidiaries of Pennzoil Company.
          23(a)       -- Consent of Arthur Andersen LLP.
          23(b)       -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)       -- Consent of Outtrim Szabo Associates Ltd.
          24          -- Powers of Attorney.
          27          -- Financial Data Schedule.
          99(a)       -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1994 relating to oil and gas reserves.
          99(b)       -- Summary of Reserve Report of Outtrim Szabo Associates Ltd. as of
                         December 31, 1994 relating to oil and gas reserves.

- ---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.