Form 10-K405/A
period 1994-12-31
PENNZOIL CO /DE/
filed 1995-03-17
CIK 77320

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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


Rights to Purchase Preferred Stock               New York Stock Exchange
                                                 Pacific Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $2.1 billion as of January 31, 1995.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, January 31, 1995: Common Stock, par value $0.83 1/3 per share -- 46,145,528.



     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1995 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Pennzoil Company (the "Company") has prepared this Amendment No. 1 ("Amendment No. 1") on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report") for the purposes of making certain corrections to the cover page of the Annual Report and filing
Exhibit 3(b) to the Annual Report. Amendment No. 1 does not modify any other item of the Annual Report. Accordingly, the text of the Annual Report is not included herein.



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

(A)(3) EXHIBITS.



          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company, as amended through September 17, 1993 (Registration No. 33-50953, Exhibit 3(a)).
           3(b)       -- By-laws of Pennzoil Company, as amended through December 8, 1994.
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (June 30, 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (March 31, 1987), SEC File No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (March 31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).
          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).




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



       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 13, 1993), SEC File No.
                         1-5591, Exhibit B).
       **11           -- Computation of Ratio of Earnings to Fixed Charges for the years ended
                         December 31, 1994, 1993, 1992, 1991 and 1990.
       **21           -- List of Subsidiaries of Pennzoil Company.
       **23(a)        -- Consent of Arthur Andersen LLP.
       **23(b)        -- Consent of Ryder Scott Company Petroleum Engineers.
       **23(c)        -- Consent of Outtrim Szabo Associates Ltd.
       **24           -- Powers of Attorney.
       **27           -- Financial Data Schedule.
       **99(a)        -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1994 relating to oil and gas reserves.
       **99(b)        -- Summary of Reserve Report of Outtrim Szabo Associates, Ltd. as of
                         December 31, 1994 relating to oil and gas reserves.

- ---------------



 * Incorporated by reference.

** Previously filed.

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

                                                     PENNZOIL COMPANY

                                          By:          JAMES L. PATE
                                            ------------------------------------
                                              (JAMES L. PATE, CHAIRMAN OF THE
                                                    BOARD, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER)

                                          Date: March 16, 1995

                               INDEX TO EXHIBITS

     EXHIBIT NO.
- ---------------------
          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company, as amended through September 17, 1993 (Registration No. 33-50953, Exhibit 3(a)).
           3(b)       -- By-laws of Pennzoil Company, as amended through December 8, 1994.
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (June 30, 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (March 31, 1987), SEC File No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (March 31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).
          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)       -- Instrument of Resignation, Appointment and Acceptance dated as of
                         April 1, 1991 among Pennzoil Company, Mellon Bank, N.A., as Retiring
                         Trustee, and Texas Commerce Bank National Association, as Successor
                         Trustee, under the 1986 Indenture (Pennzoil Company 10-K (1991), SEC
                         File No. 1-5591, Exhibit 4(p)).
          *4(g)       -- Indenture dated as of December 15, 1992 (the "1992 Indenture")
                         between Pennzoil Company and Texas Commerce Bank National
                         Association, Trustee (Pennzoil Company 10-K (1992), SEC File No.
                         1-5591, Exhibit 4(o)).
          *4(h)       -- First Supplemental Indenture dated as of January 13, 1993 to the 1992
                         Indenture (Pennzoil Company 10-K (1992), SEC File No. 1-5591, Exhibit
                         4(p)).
          *4(i)       -- Second Supplemental Indenture dated as of October 12, 1993 to the
                         1992 Indenture (Pennzoil Company 10-K (1993), SEC File No. 1-5591,
                         Exhibit 4(i)).
          *4(j)       -- Rights Agreement dated as of October 28, 1994 between Pennzoil
                         Company and Chemical Bank, as Rights Agent (Pennzoil Company 8-K
                         (October 28, 1994), SEC File No. 1-5591, Exhibit 1).
                         Pennzoil Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of
                         Pennzoil Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, under which the total amount of securities authorized does not exceed 10%
                         of the total assets of Pennzoil Company and its subsidiaries on a consolidated basis.
       +*10(a)        -- 1978 Stock Option Plan of Pennzoil Company, as amended (Registration
                         No. 2-67268, Exhibit 4(a)).
       +*10(b)        -- 1981 Stock Option Plan of Pennzoil Company (Registration No. 2-76935,
                         Exhibit 4(a)).
       +*10(c)        -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)        -- Pennzoil Company Salary Continuation Plan (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(g)).


     EXHIBIT NO.
- ---------------------
       +*10(e)        -- Pennzoil Company Supplemental Disability Plan effective January 1,
                         1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591, Exhibit
                         5(y)).
       +*10(f)        -- Pennzoil Company Supplemental Life Insurance Plan effective January
                         1, 1978, as amended (Pennzoil Company 10-K (1980), SEC File No.
                         1-5591, Exhibit 10(g)).
       +*10(g)        -- Pennzoil Company Deferred Compensation Plan (Pennzoil Company 10-K
                         (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)        -- Specimen of Pennzoil Company Deferred Compensation Agreement
                         (Pennzoil Company 10-K (1982), SEC File No. 1-5591, Exhibit
                         10(j)(1)).
       +*10(i)        -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control (Pennzoil 10-Q (September
                         30, 1982), SEC File No. 1-5591, Exhibit 28).
       +*10(j)        -- Pennzoil Company Section 415 Excess Benefit Agreements (Pennzoil
                         Company 10-Q (March 31, 1980), SEC File No. 1-5591, Exhibit 5).
       +*10(k)        -- Pennzoil Company Medical Expenses Reimbursement Plan effective
                         January 1, 1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591,
                         Exhibit 5(v)).
       +*10(l)        -- Pennzoil Company 1985 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 25, 1985), SEC File No.
                         1-5591, Exhibit B).
       +*10(m)        -- Pennzoil Company Executive Severance Plan (Pennzoil Company 10-K
                         (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)        -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 26, 1990), SEC File No. 1-5591,
                         Exhibit A).
       +*10(o)        -- Pennzoil Company 1990 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 26, 1990), SEC File No.
                         1-5591, Exhibit B).
       +*10(p)        -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 13, 1993), SEC File No. 1-5591,
                         Exhibit A).
       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 13, 1993), SEC File No.
                         1-5591, Exhibit B).
       **11           -- Computation of Ratio of Earnings to Fixed Charges for the years ended
                         December 31, 1994, 1993, 1992, 1991 and 1990.
       **21           -- List of Subsidiaries of Pennzoil Company.
       **23(a)        -- Consent of Arthur Andersen LLP.
       **23(b)        -- Consent of Ryder Scott Company Petroleum Engineers.
       **23(c)        -- Consent of Outtrim Szabo Associates Ltd.
       **24           -- Powers of Attorney.
       **27           -- Financial Data Schedule.
       **99(a)        -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1994 relating to oil and gas reserves.
       **99(b)        -- Summary of Reserve Report of Outtrim Szabo Associates, Ltd. as of
                         December 31, 1994 relating to oil and gas reserves.


- ---------------

 * Incorporated by reference.

** Previously filed.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.