Form 10-Q
period 1995-03-31
PENNZOIL CO /DE/
filed 1995-05-10
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D. C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1995 Commission File No. 1-5591


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

      Number of shares outstanding of each class of common stock, as of latest practicable date, April 28, 1995:

     Common stock, par value $0.83-1/3 per share, 46,209,249 shares.

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                        PENNZOIL COMPANY
                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                      ----------------------------
                                                                         1995             1994
                                                                      -----------      -----------
                                                                         (Expressed in thousands
                                                                         except per share amounts)
REVENUES                                                              $  635,340       $  622,076

COSTS AND EXPENSES
   Cost of sales                                                         368,832          371,639
   Selling, general and administrative expenses                           99,457           89,980
   Depreciation, depletion and amortization                               92,611           75,450
   Exploration expenses                                                    9,072            9,683
   Taxes, other than income                                               14,731           17,069
   Interest charges, net                                                  48,479           41,589
                                                                      -----------      -----------
INCOME BEFORE INCOME TAX                                                   2,158           16,666

Income tax provision (benefit)                                              (585)           5,928
                                                                      -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                         2,743           10,738
Cumulative effect of change in accounting
     principle (See Note 2)                                                 -              (4,948)
                                                                      -----------      -----------

NET INCOME                                                            $    2,743       $    5,790
                                                                      ===========      ===========


EARNINGS (LOSS) PER SHARE
  Income before cumulative effect of
     change in accounting principle                                   $     0.06       $     0.24
  Cumulative effect of change in accounting principle                       -               (0.11)
                                                                      -----------      -----------
     TOTAL                                                            $     0.06       $     0.13
                                                                      ===========      ===========

DIVIDENDS PER COMMON SHARE                                            $     0.75       $     0.75
                                                                      ===========      ===========

AVERAGE SHARES OUTSTANDING                                                46,158           45,934
                                                                      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                              46,193           45,964
                                                                      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              March 31,           December 31,
                                                                                1995                  1994
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     23,513         $     24,884
   Receivables                                                                    449,455              460,248
   Inventories
     Crude oil, natural gas and sulphur                                            20,456               38,239
     Motor oil and refined products                                               122,133              126,019
   Deferred income tax                                                             18,872               19,735
   Other current assets                                                            48,556               59,127
                                                                            -------------        -------------
Total current assets                                                              682,985              728,252

Property, plant and equipment, net                                              2,771,631            2,828,843
Marketable securities and other investments                                       864,627              833,400
Other assets                                                                      386,266              325,315
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,705,509         $  4,715,810
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,774         $      1,760
   Notes payable                                                                  546,303              337,212
   Accounts payable and accrued liabilities                                       238,043              252,575
   Interest accrued                                                                48,850               33,066
   Other current liabilities                                                       46,244               52,048
                                                                            -------------        -------------
Total current liabilities                                                         881,214              676,661

Long-term debt                                                                  1,970,833            2,174,921
Deferred income tax                                                               380,049              371,644
Other liabilities                                                                 281,167              288,320
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,513,263            3,511,546
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,192,246            1,204,264
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,705,509         $  4,715,810
                                                                            =============        =============

See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31
                                                                                   ---------------------------------
                                                                                      1995                  1994
                                                                                   -----------           -----------
                                                                                         (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $    2,743            $    5,790
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                         92,611                75,450
      Dry holes and impairments                                                         2,484                 4,977
      Deferred income tax                                                                (910)                 (576)
      Non-cash and other nonoperating items                                              (377)               11,443
      Cumulative effect of change in accounting principle                                -                    4,948
      Change in operating assets and liabilities                                       10,961               (90,056)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           107,512                11,976
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (93,700)             (129,808)
  Purchases of marketable securities and other investments                           (147,844)             (203,998)
  Proceeds from sales of marketable securities and other
    investments                                                                       145,312                98,984
  Proceeds from sales of assets                                                        37,448                   977
  Other investing activities                                                          (22,413)                6,324
                                                                                   -----------           -----------
  Net cash used in investing activities                                               (81,197)             (227,521)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) of short-term debt, net                                        209,091               (32,314)
  Debt and capital lease obligation repayments                                       (207,151)              (55,900)
  Proceeds from issuance of debt                                                        5,000               139,963
  Dividends paid                                                                      (34,626)              (34,456)
  Other financing activities                                                             -                      255
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 (27,686)               17,548
                                                                                   -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,371)             (197,997)


CASH AND CASH EQUIVALENTS, beginning of period                                         24,884               262,275
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   23,513            $   64,278
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


(2)  Employers' Accounting for Postemployment Benefits -

      Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the requirements of Statement of Financial Accounting Standards ("SFAS") No.112, "Employers' Accounting for Postemployment Benefits", and recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of that date to reflect the cumulative effect of the change in accounting principle for periods prior to 1994.


(3) Accounting for the Impairment of Long-Lived Assets -

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, could result in write-downs that were previously not required under its existing impairment policy. Such charges would result primarily from the more detailed impairment review procedures that would be required on Pennzoil's proved oil and gas properties. Under the new standard, assets to be reviewed for impairment are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups. Under current policy, oil and gas assets reviewed for impairment are grouped at a higher level. While the potential impact of the new standard cannot be fully assessed at this time,
Pennzoil believes that the adoption of this statement could result in a substantial charge to operating earnings and a corresponding write-down of Pennzoil's fixed assets, primarily those related to oil and gas producing activities. Pennzoil must adopt the new statement no later than for its quarter ending March 31, 1996.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Results of Operations

      Net income for the quarter ended March 31, 1995 was $2.7 million, or $.06 per share, compared to $5.8 million, or $.13 per share, for the same period in 1994. Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment
benefit  costs   by   adopting  the  requirements  of   Statement
of Financial   Accounting     Standards   No.  112,   "Employers'
Accounting for Postemployment   Benefits."  As a result, Pennzoil
recorded a charge of $4.9 million, or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for periods prior to 1994. Excluding this charge, income for the quarter ended March 31, 1995 decreased $8.0 million, or $.18 per share from the comparable period in 1994. The decrease in earnings for the first quarter of 1995, compared to the prior year, was primarily attributable to lower results from the oil and gas and motor oil and refined products segments. These decreases were partially offset by higher other income, primarily due to a franchise tax refund.

Oil and Gas

     Operating income from this segment was $12.9 million for the quarter ended March 31, 1995, compared with $37.6 million for the
same  period  in  1994.   The decrease in  operating  income  was
primarily   due   to   lower  natural  gas  prices   and   higher
depreciation, depletion and amortization ("DD&A")  expense.   The
higher DD&A expense experienced in the first quarter of 1995 was attributable to an increase in natural gas and liquids volumes and higher DD&A rates. The higher DD&A rates resulted, in part, from a settlement with the Internal Revenue Service in October 1994, which increased the carrying value of certain oil and gas properties. Reference is made to Note 8 of Notes to Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1994. Partially offsetting these decreases were higher liquids and natural gas volumes, higher liquids prices and lower operating expenses. The increases in liquids and natural gas volumes for the three months ended March 31, 1995 were partially due to the acquisition of Co-enerco Resources Ltd. in June 1994. Operating costs per barrel of oil equivalent produced, excluding DD&A and exploration expense, decreased 15% compared to the same period in 1994.
      Natural gas volumes produced for sale during the three months ending March 31, 1995 were 682.3 MMcf per day compared to
659.5 MMcf per day during the three months ending March 31, 1994. Liquids production volumes were 73.3 Mbbls per day for the three months ending March 31, 1995 compared to 63.4 Mbbls per day for the three months ended March 31, 1994.
      In March 1995, Pennzoil and Brooklyn Union Gas Co. announced the formation of a new gas marketing venture by their subsidiaries,
Pennzoil Gas Marketing Company and BRING Gas Services Corp.   The
50-50   gas  marketing  venture  is  known  as  PennUnion  Energy
Services,   L.L.C.  ("PennUnion").   Pennzoil  contributed   $3.7
million to the venture in March 1995 and has committed a substantial majority of its natural gas production from the continental U.S. to be marketed by PennUnion.

      In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, could result in write-downs that were previously not required under its existing impairment policy. Such charges would result primarily from the more detailed impairment review procedures that would be required on Pennzoil's proved oil and gas properties. Under the new standard, assets to be reviewed for impairment are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups. Under current policy, oil and gas assets reviewed for impairment are grouped at a higher level. While the potential impact of the new standard cannot be fully assessed at this time, Pennzoil believes that the adoption of this statement could result in a substantial charge to operating earnings and a corresponding write-down of Pennzoil's fixed assets, primarily those related to oil and gas producing activities. Pennzoil must adopt the new statement no later than for its quarter ending March 31, 1996.


Motor Oil & Refined Products

     Operating income from this segment was $14.3 million for the quarter ended March 31, 1995, a decrease of $11.5 million from the same period in 1994. The decrease in operating income was primarily attributable to lower refinery, specialty and all other product margins. Also contributing to lower earnings were higher selling expenses and a $4.0 million litigation settlement charge. These decreases were partially offset by higher domestic motor oil volumes and margins and higher international, specialty and all other product sales volumes.


Franchise Operations

      The franchise operations segment recorded an operating loss of $.2 million for the quarter ended March 31, 1995, compared with a loss of $.7 million for the same period in 1994. In the first quarter of 1995, the franchise operations segment recorded lower operating expenses and higher royalty income. Results for the first quarter of 1995 include a $6.0 million litigation settlement charge. The 1994 first quarter results include a charge for various self-insured claims. Excluding these nonrecurring charges, general and administrative expenses declined in 1995 while company center revenues increased.
     Domestic systemwide sales reported by Jiffy Lube centers for the first quarter of 1995 increased $15.0 million, or approximately 11%, to $152.5 million, compared with the first quarter of 1994. Average ticket prices increased to $34.30 for the quarter ended March 31, 1995, compared with $33.65 for the first quarter of 1994. Total vehicles serviced increased 6.3% for the first quarter in 1995. There were 1,137 domestic lube centers (including 426 Jiffy Lube company-operated centers) open as of March 31, 1995.

     Jiffy Lube currently operates six fast-oil change operations in Sears Auto Centers in Kentucky and New Jersey as part of a test which began in mid-1994. In March 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open as many as 456 fast-oil change units in Sears Auto Centers over the next three years. The new agreement calls for Jiffy Lube to open as many as 234 company-owned units and 222 franchise units. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up 145 company-
owned units and will continue to review the market and work toward agreement on the final plans for the remaining 311 units by later this year.


Sulphur

      In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") providing for the sale of substantially all the domestic assets of Pennzoil's sulphur segment to Freeport-McMoRan. The transaction was completed in January 1995. Pennzoil continues to own and operate its Antwerp, Belgium sulphur terminal and the related international sulphur business. Beginning in January 1995, the results of such operations are included in other segment operating income.


Other

      Other operating income for the quarter ended March 31, 1995 was $41.1 million, compared with $16.9 million for the same period in 1994. The increase was due to a favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil receiving a $23.2 million refund. In addition, Pennzoil will receive approximately $1.5 million in interest associated with the franchise tax refund.
      Net interest expense for the quarter ended March 31, 1995 increased $6.9 million from the same period in 1994, primarily due to increased borrowings at higher rates.


Capital Resources and Liquidity

     As of March 31, 1995, Pennzoil had cash and cash equivalents of $23.5 million. During the three months ended March 31, 1995, Pennzoil's cash and cash equivalents decreased $1.4 million. Cash flows from operating activities totaled $107.5 million during the first quarter of 1995.
      Pennzoil's other income includes dividend income of $8.4 million in each of the quarters ended March 31, 1995 and 1994, respectively, from its investment in common stock of Chevron Corporation.
      In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $428.0 million and $243.9 million at March 31, 1995 and December 31, 1994, respectively. The cash provided by the increase in borrowings under Pennzoil's commercial paper facilities was used primarily to pay off $205.0 million in borrowings under an unsecured revolving credit facility with a group of banks.
     In April 1995, Pennzoil received a cash tax refund of $116.9 million from the Internal Revenue Service, which was used to reduce borrowings under its commercial paper facilities.

                                         (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.


                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                    1995             1994
                                                                 -----------      -----------
                                                                   (Dollar amounts expressed
                                                                         in thousands)
REVENUES
   Oil and Gas                                                   $  189,176       $  203,964
   Motor Oil & Refined Products                                     378,283          357,405
   Franchise Operations                                              67,120           62,218
   Sulphur                                                             -              15,931
   Other                                                             42,032           21,535
   Intersegment sales                                               (41,271)         (38,977)
                                                                 -----------      -----------
        Total revenues                                           $  635,340       $  622,076
                                                                 -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   12,908       $   37,586
   Motor Oil & Refined Products                                      14,265           25,758
   Franchise Operations                                                (148)            (737)
   Sulphur                                                             -              (3,730)
   Other                                                             41,058           16,942
                                                                 -----------      -----------
        Total operating income                                       68,083           75,819

Corporate administrative expenses                                    17,446           17,564
Interest charges, net                                                48,479           41,589
                                                                 -----------      -----------
Income before income taxes                                            2,158           16,666

Income tax provision (benefit)                                         (585)           5,928
                                                                 -----------      -----------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                    2,743           10,738

Cumulative effect of change in accounting principle                    -              (4,948)
                                                                 -----------      -----------

NET INCOME                                                       $    2,743       $    5,790
                                                                 ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                     1.02             1.29
                                                                 ===========      ===========


                                         (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                ------------------------------
                                                                   1995              1994
                                                                ------------      ------------
OPERATING DATA
- --------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  73,326            63,404
    Natural gas produced for sale (Mcf per day)                     682,273           659,523

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    14.34        $    11.92
    Natural gas (per Mcf)                                        $     1.40        $     2.24


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                             21,492            24,837
    Distillates and gas oils                                         28,487            29,296
    Lubricating oil and other specialty products                     23,756            22,870
    Residual fuel oils                                                4,098             3,230
                                                                 -----------       -----------
          Total sales (barrels per day)                              77,833            80,233
                                                                 ===========       ===========

  Raw materials processed (barrels per day)                          55,548            56,662

  Refining capacity (barrels per day) <F1>                           62,700            70,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  152,534        $  137,492
  Same center sales (in thousands)                               $  144,159        $  135,812
  Centers open (U.S.)                                                 1,137             1,079

<F1> As of September 1994, Pennzoil stopped processing crude oil at its refinery in Roosevelt, Utah. The Roosevelt Refinery had a refining capacity of 8,000 barrels per day.



            PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     3 Restated Certificate of Incorporation of Pennzoil Company dated May 3, 1995.


    12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1995 and 1994.


    27  Financial Data Schedule

(b)  Reports -

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




May 10, 1995