Form 10-Q
period 1995-06-30
PENNZOIL CO /DE/
filed 1995-08-10
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D. C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1995  Commission File No. 1-5591


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

      Number of shares outstanding of each class of common stock, as of latest practicable date, July 31, 1995:

     Common stock, par value $0.83-1/3 per share, 46,260,457 shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                     PENNZOIL COMPANY
                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                        (UNAUDITED)

                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30                           June 30
                                                                  ----------------------------      ----------------------------
                                                                     1995             1994             1995             1994
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  646,613       $  651,809       $1,281,953       $1,273,885

COSTS AND EXPENSES
   Cost of sales                                                     386,604          378,001          755,436          749,640
   Selling, general and administrative expenses                      103,001          102,097          202,458          192,077
   Depreciation, depletion and amortization                           90,815           78,356          183,426          153,806
   Exploration expenses                                               11,309            8,506           20,381           18,189
   Taxes, other than income                                           13,851           15,305           28,582           32,374
   Interest charges, net                                              47,767           43,581           96,246           85,170
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX                                       (6,734)          25,963           (4,576)          42,629

Income tax provision (benefit)                                        (1,944)           9,153           (2,529)          15,081
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                           (4,790)          16,810           (2,047)          27,548
Cumulative effect of change in accounting
     principle (See Note 2)                                             -                -                -              (4,948)
                                                                  -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                 $   (4,790)      $   16,810       $   (2,047)      $   22,600
                                                                  ===========      ===========      ===========      ===========


EARNINGS (LOSS) PER SHARE
  Income (loss) before cumulative effect of
     change in accounting principle                               $    (0.10)      $     0.37       $    (0.04)      $     0.60
  Cumulative effect of change in accounting principle                   -                -                -               (0.11)
                                                                  -----------      -----------      -----------      -----------
     TOTAL                                                        $    (0.10)      $     0.37       $    (0.04)      $     0.49
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $     0.75       $     0.75       $     1.50       $     1.50
                                                                  ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING                                            46,218           45,989           46,188           45,961
                                                                  ===========      ===========      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                          46,244           46,013           46,244           46,013
                                                                  ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                                              PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              June 30,            December 31,
                                                                                1995                  1994
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     36,350         $     24,884
   Receivables                                                                    348,434              460,248
   Inventories
     Crude oil, natural gas and sulphur                                            26,210               38,239
     Motor oil and refined products                                               127,402              126,019
   Deferred income tax                                                             18,009               19,735
   Other current assets                                                            52,685               59,127
                                                                            -------------        -------------
Total current assets                                                              609,090              728,252

Property, plant and equipment, net                                              2,764,535            2,828,843
Marketable securities and other investments                                       851,620              833,400
Other assets                                                                      369,072              325,315
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,594,317         $  4,715,810
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,800         $      1,760
   Notes payable                                                                  506,753              337,212
   Accounts payable and accrued liabilities                                       227,809              252,575
   Interest accrued                                                                33,602               33,066
   Other current liabilities                                                       47,073               52,048
                                                                            -------------        -------------
Total current liabilities                                                         817,037              676,661

Long-term debt                                                                  1,977,234            2,174,921
Deferred income tax                                                               372,630              371,644
Other liabilities                                                                 280,156              288,320
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,447,057            3,511,546
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,147,260            1,204,264
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,594,317         $  4,715,810
                                                                            =============        =============

See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                   ---------------------------------
                                                                                      1995                  1994
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   (2,047)           $   22,600
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        183,426               153,806
      Dry holes and impairments                                                         7,846                 8,276
      Deferred income tax                                                              (3,296)               (3,532)
      Net gain on sales of assets                                                      (9,534)               (2,809)
      Non-cash and other nonoperating items                                               158                19,716
      Cumulative effect of change in accounting principle                                -                    4,948
      Change in operating assets and liabilities                                       87,420              (100,744)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           263,973               102,261
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (191,540)             (256,047)
  Acquisition of Co-enerco Resources Ltd.                                                -                 (230,924)
  Purchases of marketable securities and other investments                           (309,486)             (220,400)
  Proceeds from sales of marketable securities and other
    investments                                                                       306,144               857,044
  Proceeds from sales of assets                                                        56,557                28,201
  Other investing activities                                                          (21,448)                2,456
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                (159,773)              180,330
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) of short-term debt, net                                        169,541               (19,951)
  Debt and capital lease obligation repayments                                       (207,980)             (105,469)
  Proceeds from issuance of debt                                                       15,000               481,194
  Dividends paid                                                                      (69,295)              (68,953)
  Other financing activities                                                             -                      256
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 (92,734)              287,077
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              11,466               569,668


CASH AND CASH EQUIVALENTS, beginning of period                                         24,884               262,275
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   36,350            $  831,943
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


(2)  Employers' Accounting for Postemployment Benefits -

      Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the requirements of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment
Benefits," and recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of that date to reflect the cumulative effect of the change in accounting principle for periods prior to 1994.


(3)  Acquisition of Co-enerco Resources Ltd. -

      In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco Resources Ltd. ("Co-enerco"), a Canadian oil and gas exploration and production company operating in Western Canada.
     Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Co-enerco subsequent to June 1994 are included in Pennzoil's consolidated statement of income.


(4) Accounting for the Impairment of Long-Lived Assets -

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, could result in write-downs that were previously not required under its existing impairment policy. Such charges would result primarily from the more detailed impairment review procedures that would be required on Pennzoil's proved oil and gas properties. Under the new standard, assets to be reviewed for impairment are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups. Under current policy, oil and gas assets reviewed for impairment are grouped at a higher level. While the potential impact of the new standard cannot be fully assessed at this time, Pennzoil believes that the adoption of this statement could result in a substantial charge to operating earnings and a corresponding write-down of Pennzoil's fixed assets, primarily those related to oil and gas producing activities. Pennzoil must adopt the new standard no later than for its quarter ending March 31, 1996.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      A net loss was reported for the quarter and six months ended June 30, 1995 of $4.8 million, or $.10 per share, and $2.0 million, or $.04 per share, respectively. This compares with net income of $16.8 million, or $.37 per share, for the second quarter of 1994 and $22.6 million, or $.49 per share, for the six months ended June 30, 1994. Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million, or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for periods prior to 1994. Excluding this charge, income for the quarter and six months ended June 30, 1995 decreased $21.6 million, and $29.6 million, respectively, from the comparable periods in 1994. The decrease in earnings for both the quarter and six months ended June 30, 1995, compared to the prior year, was primarily attributable to lower results from the oil and gas and motor oil and refined products segments. These decreases were partially offset by higher results from the franchise operations segment.


Oil and Gas

      Operating income from this segment for the quarter and six months ended June 30, 1995 was $32.5 million and $45.4 million, respectively. This compares with operating income of $54.1 million and $91.7 million, respectively, for the same periods in 1994. The decrease in operating income for both the quarter and six months ended June 30, 1995 was primarily due to lower natural gas prices and higher depreciation, depletion and amortization ("DD&A") expense. The higher DD&A expense was attributable to an increase in barrels of oil equivalent sold and higher DD&A rates. The higher DD&A rates resulted, in part, from a settlement with the Internal Revenue Service in October 1994, which increased the carrying value of certain oil and gas properties. Reference is made to Note 8 of Notes to Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1994. Partially offsetting these decreases for the quarter ended June 30, 1995 were higher liquids volumes and prices and higher other income, primarily due to $6.6 million in gains on sales of assets. The decreases in operating income for the six months ended June 30, 1995 were partially offset by higher liquids and natural gas volumes, higher liquids prices, lower operating expenses and higher other income, primarily due to $9.6 million in gains on sales of assets. Operating costs per barrel of oil equivalent produced for the quarter and six months ended June 30, 1995, excluding DD&A and exploration expense, decreased $.13 and $.47, respectively, compared to the same periods in 1994.

      Natural gas volumes produced for sale during the quarter and six months ended June 30, 1995 were 718.6 MMcf per day and 700.5 MMcf per day, respectively. This compares to 720.5 MMcf per day and 690.2 MMcf per day, respectively, for the same periods in 1994. Liquids production volumes were 69.6 Mbbls per day and 71.4 Mbbls per day, respectively, for the quarter and six months ended June
30, 1995 compared to 66.2 Mbbls per day and 64.8 Mbbls per day, respectively, for the quarter and six months ended June 30, 1994.
      In March 1995, Pennzoil and Brooklyn Union Gas Co. formed a new gas marketing venture through their subsidiaries, Pennzoil Gas Marketing Company and BRING Gas Services Corp. The 50-50 gas
marketing venture is known as PennUnion Energy Services, L.L.C. ("PennUnion"). Pennzoil contributed $3.7 million to the venture in March 1995 and has committed a substantial majority of its natural gas production from the continental U.S. to be marketed by PennUnion.
      In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, could result in write-downs that were previously not required under its existing impairment policy. Such charges would result primarily from the more detailed impairment review procedures that would be required on Pennzoil's proved oil and gas properties. Under the new standard, assets to be reviewed for impairment are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups. Under current policy, oil and gas assets reviewed for impairment are grouped at a higher level. While the potential impact of the new standard cannot be fully assessed at this time, Pennzoil believes that the adoption of this statement could result in a substantial charge to operating earnings and a corresponding write-down of Pennzoil's fixed assets, primarily those related to oil and gas producing activities. Pennzoil must adopt the new standard no later than for its quarter ending March 31, 1996.


Motor Oil & Refined Products

      Operating income from this segment for the quarter and six months ended June 30, 1995 was $13.4 million and $27.7 million, respectively. This compares to operating income of $16.6 million and $42.4 million, respectively, for the same periods in 1994.
      In July 1995, Pennzoil Products Company ("PPC") announced plans to close The Eureka Pipe Line Company ("Eureka") in approximately six months. Eureka, a wholly owned subsidiary, operates a crude oil gathering system in West Virginia. In connection with the decision to close the facility, PPC recorded a charge of $5.7 million in June 1995 for estimated costs associated with the closing. Excluding the closing costs accrued for Eureka, operating income for the quarter ended June 30, 1995 increased $2.5 million from the same period in 1994. The increase was due in part to higher domestic and international motor oil margins and higher refinery margins. Partially offsetting these were lower specialty product and other product margins and lower domestic motor oil volumes.
      Operating  income  for the six months ended  June  30,  1995, excluding the closing costs accrued for Eureka, was down $9.0 million from the same period in 1994. The decrease in operating income was primarily due to lower specialty and other product margins, and a $4.0 million litigation settlement charge. Partially offsetting these were higher volumes for motor oil, specialty and other products.

      In July 1995, PPC agreed to purchase a one-third ownership in a manufacturing and marketing company located in Caracas, Venezuela. The company, Aceites y Solventes Venezolanos VASSA S.A., is constructing a facility in Cardon, Venezuela to manufacture white oils, solvents, and transformer oils for sale primarily in South America, Central America, and the Caribbean. Pennzoil's capital investment will be approximately $14.5 million, a portion of which will be financed through non-recourse project financing.


Franchise Operations

     The franchise operations segment, operating through Pennzoil's wholly owned subsidiary Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $5.0 million and $4.9 million, respectively, for the quarter and six months ended June 30, 1995. This compares with operating income of $2.3 million and $1.6 million, respectively, for the same periods in 1994. The increase in operating income for 1995 is primarily due to higher company store results and lower operating expenses. Results for the six months ended June 30, 1995 include a $6.0 million litigation settlement charge.
      Domestic systemwide sales reported on a comparable store basis for the quarter and six months ended June 30, 1995 increased $7.4 million, or 4.9%, and $15.9 million, or 5.5%, respectively, from comparable periods in 1994. Comparable stores in the Jiffy Lube system reported a 3.8% increase in the total number of vehicles serviced. There were 1,142 domestic lube centers (including 462 Jiffy Lube company-operated centers) open as of June 30, 1995.
      Jiffy Lube currently operates six fast-oil change operations in Sears Auto Centers in Kentucky and New Jersey as part of a test which began in mid-1994. In March 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open as many as 456 fast-oil change units in Sears Auto Centers over the next three years. The agreement calls for Jiffy Lube to open as many as 234 company-owned units and 222 franchise units. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up 145 company-owned units and anticipates having approximately 50 to 60 of these centers open by year end. Sears and Jiffy Lube will continue to review the market and work toward agreement on the final plans for the remaining 311 units by later this year.


Sulphur

      In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") providing for the sale of substantially all the domestic assets of Pennzoil's sulphur segment to Freeport-McMoRan. The transaction was completed in January 1995. Pennzoil continues to operate its related international sulphur business. Beginning in January 1995, the results of such operations are included in other segment operating income.

Other

      Other operating income for the quarter and six months ended June 30, 1995 was $6.9 million and $47.9 million, respectively, compared with $17.8 million and $34.7 million, respectively, for the same periods in 1994. The decrease in other operating income for the quarter ended June 30, 1995, compared to the same period in 1994, was due to lower investment income as the result of having lower investable funds. The increase in other operating income for the six months ended June 30, 1995, compared to the same period in 1994, was primarily due to a favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil's receiving a $23.2 million refund. In addition, Pennzoil received approximately $1.5 million in interest associated with the franchise tax refund. This increase was partially offset by lower investment income as the result of having lower investable funds.
     Net interest expense for the quarter and six months ended June 30, 1995 increased $4.2 million and $11.1 million, respectively, from the same periods in 1994 primarily due to increased average borrowings at higher rates.




Capital Resources and Liquidity

     As of June 30, 1995, Pennzoil had cash and cash equivalents of $36.4 million, an increase of $11.5 million over December 31, 1994. Cash flows from operating activities totaled $264.0 million during the six months ended 1995.
      Pennzoil's other income includes dividend income from its investment in common stock of Chevron Corporation ("Chevron") of $8.4 million and $16.7 million for the quarter and six months ended June 30, 1995, respectively compared to $8.4 million and $16.7 million, respectively, for the same periods in 1994. In July 1995, Chevron announced an increase in the amount of quarterly dividends paid to holders of its common stock from $.4625 per share to $.50 per share.
      In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $250.0 million to $500.0 million.
Borrowings under Pennzoil's commercial paper facilities totaled $415.0 million and $243.9 million at June 30, 1995 and December 31, 1994, respectively. The cash provided by the increase in borrowings under Pennzoil's commercial paper facilities was used primarily to repay $205.0 million in borrowings under an unsecured revolving credit facility with a group of banks.
      In April 1995, Pennzoil received a cash tax refund of $116.9 million from the Internal Revenue Service, which was used to reduce borrowings under its commercial paper facilities.

                                            (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                            June 30
                                                                 ----------------------------      ----------------------------
                                                                    1995             1994             1995             1994
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  201,843       $  210,353       $  391,019       $  414,317
   Motor Oil & Refined Products                                     400,718          387,574          779,001          744,979
   Franchise Operations                                              72,879           65,136          139,999          127,354
   Sulphur                                                             -              14,896             -              30,827
   Other                                                             13,424           16,721           55,456           38,256
   Intersegment sales                                               (42,251)         (42,871)         (83,522)         (81,848)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  646,613       $  651,809       $1,281,953       $1,273,885
                                                                 ===========      ===========      ===========      ===========


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   32,475       $   54,121       $   45,383       $   91,707
   Motor Oil & Refined Products                                      13,394           16,600           27,659           42,358
   Franchise Operations                                               5,046            2,335            4,898            1,598
   Sulphur                                                             -              (3,406)            -              (7,136)
   Other                                                              6,856           17,760           47,914           34,702
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                       57,771           87,410          125,854          163,229

Corporate administrative expenses                                    16,738           17,866           34,184           35,430
Interest charges, net                                                47,767           43,581           96,246           85,170
                                                                 -----------      -----------      -----------      -----------
Income (loss) before income tax                                      (6,734)          25,963           (4,576)          42,629

Income tax provision (benefit)                                       (1,944)           9,153           (2,529)          15,081
                                                                 -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                (4,790)          16,810           (2,047)          27,548

Cumulative effect of change in accounting principle                    -                -                -              (4,948)
                                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                $   (4,790)      $   16,810       $   (2,047)      $   22,600
                                                                 ===========      ===========      ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                                                       -                1.38
                                                                                                   ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEED EARNINGS                                                      $    7,351       $     -
                                                                                                   ===========      ===========

                                                     (UNAUDITED)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30                             June 30
                                                              ------------------------------      ------------------------------
                                                                  1995              1994              1995              1994
                                                              ------------      ------------      ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                69,584            66,203            71,445            64,811
    Natural gas produced for sale (Mcf per day)                   718,606           720,463           700,540           690,161

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $    15.01        $    14.11        $    14.66        $    13.05
    Natural gas (per Mcf)                                      $     1.45        $     1.88        $     1.43        $     2.05


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           19,211            25,695            20,464            25,268
    Distillates and gas oils                                       28,319            31,118            28,403            30,212
    Lubricating oil and other specialty products                   24,037            22,662            24,039            22,765
    Residual fuel oils                                              3,737             3,931             3,916             3,582
                                                               -----------       -----------       -----------       -----------
          Total sales (barrels per day)                            75,304            83,406            76,822            81,827
                                                               ===========       ===========       ===========       ===========

  Raw materials processed (barrels per day)                        54,328            58,621            54,936            57,647

  Refining capacity (barrels per day) <F1>                         62,700            70,700            62,700            70,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  167,679        $  154,096        $  320,213        $  291,588
  Same center sales (in thousands)                             $  159,011        $  151,625        $  303,041        $  287,136
  Centers open (U.S.)                                               1,142             1,086             1,142             1,086




<F1>
As of September 1994, Pennzoil stopped processing crude oil at its refinery in Roosevelt, Utah. The
Roosevelt Refinery had a refining capacity of 8,000 barrels per day.

                                PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


(a)  Annual Meeting of Shareholders
     April 27, 1995

                                                                                    Broker
(c) Proposals                       For         Against     Withheld    Abstain    Non-Votes
   -----------                   ----------   ----------   ----------  ---------  -----------

  Election of Directors
    W. J. Bovaird                39,298,903        -        930,687        -           -
    W. L. Lyons Brown, Jr.       39,325,434        -        904,156        -           -
    Ernest H. Cockrell           39,282,490        -        947,100        -           -


  Approval of Appointment of
    Arthur Andersen LLP
    as Independent Public
    Accountants                  39,946,198     170,513        -        112,879        -

  Amendment and Restatement of
    the Restated Certificate
    of Incorporation             31,159,726   8,646,026        -        423,838        -






Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1995 and 1994.

     27  Financial Data Schedule

(b)  Reports -

     No reports on Form 8-K were filed during the quarter for which this report was filed.

                            SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.




                                   PENNZOIL COMPANY
                                      Registrant




                                   S/N Michael J. Maratea
                                   Michael J. Maratea
                                   Controller




August 9, 1995