Form 10-Q
period 1995-09-30
PENNZOIL CO /DE/
filed 1995-11-14
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D. C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1995  Commission File No. 1-5591


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

      Number of shares outstanding of each class of common stock, as of latest practicable date, October 31, 1995:

     Common stock, par value $0.83-1/3 per share,  46,318,652
shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                     PENNZOIL COMPANY
                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                        (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30                      September 30
                                                                  ----------------------------      ----------------------------
                                                                     1995             1994             1995             1994
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  600,012       $  631,654       $1,881,965       $1,905,539

COSTS AND EXPENSES
   Cost of sales                                                     373,665          423,763        1,129,101        1,173,403
   Selling, general and administrative expenses                      103,759           99,786          306,217          291,863
   Depreciation, depletion and amortization                           73,050          261,410          256,476          415,216
   Exploration expenses                                                4,706           17,557           25,087           35,746
   Taxes, other than income                                           12,736           14,408           41,318           46,782
   Impairment of long-lived assets (See Note 4)                      399,830             -             399,830             -
   Interest charges, net                                              48,322          338,609          144,568          423,779
                                                                  -----------      -----------      -----------      -----------
LOSS BEFORE INCOME TAX                                              (416,056)        (523,879)        (420,632)        (481,250)

Income tax benefit                                                  (140,770)        (224,077)        (143,299)        (208,996)
                                                                  -----------      -----------      -----------      -----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                         (275,286)        (299,802)        (277,333)        (272,254)
Cumulative effect of change in accounting
     principle (See Note 2)                                             -                -                -              (4,948)
                                                                  -----------      -----------      -----------      -----------

NET LOSS                                                          $ (275,286)      $ (299,802)      $ (277,333)      $ (277,202)
                                                                  ===========      ===========      ===========      ===========


LOSS PER SHARE
  Loss before cumulative effect of
     change in accounting principle                               $    (5.95)      $    (6.51)      $    (6.00)      $    (5.92)
  Cumulative effect of change in accounting principle                   -                -                -               (0.11)
                                                                  -----------      -----------      -----------      -----------
     TOTAL                                                        $    (5.95)      $    (6.51)      $    (6.00)      $    (6.03)
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $     0.75       $     0.75       $     2.25       $     2.25
                                                                  ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING                                            46,273           46,038           46,216           45,987
                                                                  ===========      ===========      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                          46,303           46,066           46,303           46,066
                                                                  ===========      ===========      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                              PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                            September 30,         December 31,
                                                                                1995                  1994
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     50,858         $     24,884
   Receivables                                                                    351,325              460,248
   Inventories
     Crude oil, natural gas and sulphur                                            20,478               38,239
     Motor oil and refined products                                               137,126              126,019
   Deferred income tax                                                             17,146               19,735
   Other current assets                                                            51,767               59,127
                                                                            -------------        -------------
Total current assets                                                              628,700              728,252

Property, plant and equipment, net                                              2,343,506            2,828,843
Marketable securities and other investments                                       874,701              833,400
Other assets                                                                      373,663              325,315
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,220,570         $  4,715,810
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,825         $      1,760
   Notes payable                                                                  502,547              337,212
   Accounts payable and accrued liabilities                                       252,374              252,575
   Interest accrued                                                                48,041               33,066
   Other current liabilities                                                       59,931               52,048
                                                                            -------------        -------------
Total current liabilities                                                         864,718              676,661

Long-term debt                                                                  1,987,096            2,174,921
Deferred income tax                                                               234,390              371,644
Other liabilities                                                                 279,583              288,320
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,365,787            3,511,546
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES (See Note 5)

SHAREHOLDERS' EQUITY                                                              854,783            1,204,264
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,220,570         $  4,715,810
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                   ---------------------------------
                                                                                      1995                  1994
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $ (277,333)           $ (277,202)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        256,476               415,216
      Impairment of long-lived assets                                                 399,830                  -
      Dry holes and impairments                                                         7,917                19,527
      Deferred income tax                                                            (148,461)             (102,743)
      Accrued interest on IRS settlement                                                 -                  290,703
      Non-cash and other nonoperating items                                            (4,978)              (20,565)
      Cumulative effect of change in accounting principle                                -                    4,948
      Change in operating assets and liabilities                                      158,624               (85,617)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           392,075               244,267
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (288,801)             (361,522)
  Acquisition of Co-enerco Resources Ltd.                                                -                 (230,924)
  Acquisition of Viscosity Oil                                                        (33,642)                 -
  Purchases of marketable securities and other investments                           (496,287)             (310,614)
  Proceeds from sales of marketable securities and other
    investments                                                                       490,056               992,454
  Proceeds from sales of assets                                                        90,964                31,852
  Other investing activities                                                           (5,975)              (11,485)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                (243,685)              109,761
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) of short-term debt, net                                        165,334               (15,678)
  Debt and capital lease obligation repayments                                       (208,741)             (108,487)
  Proceeds from issuance of debt                                                       25,000               509,963
  Dividends paid                                                                     (104,009)             (103,486)
  Other financing activities                                                             -                      255
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                (122,416)              282,567
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              25,974               636,595


CASH AND CASH EQUIVALENTS, beginning of period                                         24,884               262,275
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   50,858            $  898,870
                                                                                   ===========           ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

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


(3)  Acquisitions -

     In September 1995, Pennzoil Products Company ("PPC"), a wholly owned subsidiary of Pennzoil, acquired the assets of the Viscosity Oil division ("Viscosity") of Case Corporation for $33.6 million. The acquisition was financed by a combination of cash on hand and borrowings under Pennzoil's commercial paper and money market line facilities. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Viscosity subsequent to September 1995 will be reflected in Pennzoil's consolidated statement of income.
     In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco Resources Ltd. ("Co-enerco"), a Canadian oil and gas exploration and production company operating in Western Canada.
     Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Co-enerco subsequent to June 1994 are included in Pennzoil's consolidated statement of income.


(4) Accounting for the Impairment of Long-Lived Assets -

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, resulted in write-downs that were previously not required under its prior impairment policy. The charges, which totaled $265.5 million ($399.8 million before tax), or $5.74 per share, as of July 1, 1995, resulted primarily from the more detailed impairment review procedures that were required on Pennzoil's proved oil and gas properties. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, certain fields in North America were deemed to be impaired because they were not expected to recover their entire carrying value through the future cash flows expected to result from the operation of the field and its eventual disposition. Under Pennzoil's prior policy, oil and gas assets reviewed for impairment were grouped at a higher level.


(5) Commitments and Contingencies -

     On October 16, 1995, an explosion and fire occurred at PPC's Rouseville Refinery, located near Oil City, Pennsylvania. Two Pennzoil employees and three contractor employees were killed. In addition to the fatalities, one contract employee was critically injured and several other injuries were reported. As of the date hereof, Pennzoil and the Occupational Safety and Health Administration ("OSHA") investigations have not been completed. Although full damage and repair estimates have not been completed, Pennzoil's preliminary assessment is that none of the major processing units at the refinery was damaged. The major damage identified has been to the tanks, piping and electrical lines in the area of the fire. Some portions of the new wax plant construction project were damaged, which may delay completion of the project. The packaging facilities at the plant are now fully operational, and products are being shipped to customers. At this time, Pennzoil cannot accurately estimate the impact that the explosion and fire will have to its financial condition. However, initial estimates of damages to facilities and business interruption appear to be less than $20 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      A net loss was reported for the quarter and nine months ended September 30, 1995 of $275.3 million, or $5.95 per share, and $277.3 million, or $6.00 per share, respectively. This compares with a net loss of $299.8 million, or $6.51 per share, for the third quarter of 1994 and a net loss of $277.2 million, or $6.03 per share, for the nine months ended September 30, 1994. Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, Pennzoil recorded a charge of $265.5 million ($399.8 million before tax), or $5.74 per share, as of July 1, 1995 to reflect the impairment of long-lived assets. Results for the quarter and nine months ended September 30, 1994 include net charges of $208.1 million, or $4.52 per share, associated with the settlement of a tax dispute with the Internal Revenue Service ("IRS") respecting reinvestment of the settlement proceeds which Pennzoil received from Texaco, Inc. in 1988 in settlement of certain litigation. Reference is made to Note 8 of Notes to Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information. Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million, or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of change in accounting principle for periods prior to 1994. Results of operations for the quarter and nine months ended September 30, 1994 also include a $21.1 million ($32.5 million before tax) charge associated with the cessation of crude oil processing at Pennzoil's Roosevelt, Utah refinery, a $32.6 million ($50.2 million before tax) charge in connection with the agreement providing for the sale by Pennzoil to Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") of substantially all the domestic assets of Pennzoil's sulphur segment, and a $9.9 million ($15.2 million before tax) charge to reflect adjustments of recorded values of certain real estate properties.


Oil and Gas

     Operating income from this segment, excluding the SFAS No. 121 impairment of $378.9 million, for the quarter and nine months ended
September   30,   1995,  was  $19.5  million  and  $64.9   million,
respectively.   This  compares with an  operating  loss  of  $102.9
million and $11.1 million, respectively, for the same periods in 1994. This increase was primarily due to a depreciation, depletion and amortization ("DD&A") charge of $93.9 million recorded in September 1994 as a result of a settlement with the IRS related to
a tax  dispute.   Reference  is  made  to   Note  8  of  Notes   to
Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1994 for additional
information.    In addition to the $93.9 million increase  in  DD&A
expense, operating results for the quarter and nine months ended September 30, 1994 included a charge of $24.3 million for the write-down of an investment in a Siberian drilling partnership and $10.0 million in charges associated with the impending disposition of other various non-core assets.
      Excluding the effects of the items discussed above, operating results for the quarter and nine months ended September 30, 1995 decreased $5.8 million and $52.2 million, respectively, compared to the same periods in 1994. The decrease in income for both the quarter and nine months ended September 30, 1995, compared to the same period in 1994, was primarily due to lower natural gas prices. Natural gas prices averaged $1.32 per Mcf and $1.39 per Mcf, respectively, during the quarter and nine months ended September 30, 1995 compared to $1.65 per Mcf and $1.92 per Mcf, respectively, for the same periods in 1994.
       Natural gas volumes produced for sale during the quarter and nine months ended September 30, 1995 were 662.9 MMcf per day and
687.9 MMcf per day, respectively. This compares to 732.8 MMcf per day and 704.5 MMcf per day, respectively, for the same periods in 1994. Liquids production volumes were 64.6 Mbbls per day and 69.1 Mbbls per day, respectively, for the quarter and nine months ended September 30, 1995 compared to 71.9 Mbbls per day and 67.2 Mbbls per  day,  respectively,  for the quarter  and  nine  months  ended
September 30, 1994.
      The decreases in volumes were offset by lower operating expenses for the quarter and nine months ended September 30, 1995. Operating costs per barrel of oil equivalent ("BOE") produced for the quarter and nine months ended September 30, 1995, excluding
DD&A   and   exploration   expense,  decreased   $.15   and   $.38,
respectively, compared to the same periods in 1994.   In  addition,
exploration expense was down $12.9 million and $10.7 million, respectively, for the quarter and nine months ended September 30, 1995 compared to the same periods in 1994, primarily due to lower dry hole expense. Average DD&A rates were down $.70 per BOE for the quarter ended September 30, 1995 compared to the same period in 1994 as a result of the adoption of SFAS No. 121.

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, resulted in write-downs that were previously not required under its prior impairment policy. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, certain fields in North America were deemed to be impaired because they were not expected to recover their entire carrying value through the future cash flows expected to result from the operation of the field and its eventual disposition. Under Pennzoil's prior policy, oil and gas assets reviewed for impairment were grouped at a higher level.
     The pretax charge for the asset impairment in the oil and gas segment was $378.9 million. The fair values of the impaired oil and gas segment assets were determined by using the present value of expected future cash flows or estimates of market value. As a result of the impairment charge, earnings for the oil and gas segment in future periods should be higher due to lower DD&A expense  as  a  result  of  the  decrease  in  oil  and  gas  asset carrying value.
      In July 1995, Pennzoil entered into an operating service agreement with a Petroleos De Venezuela S.A. affiliate,
Maraven, S.A., to operate the East Falcon Unit in Northwestern Venezuela. This unit includes an oil field in which production operations were suspended in 1968, two undeveloped gas fields and several prospects. Under this service contract, Pennzoil would be required to incur all costs attributable to exploration, development and production activities. The agreement allows for Pennzoil to recover such costs through a per barrel fee for operating this unit, which contains estimated gross proved remaining reserves available through field reactivation of 12 million barrels of oil equivalent.
      In September 1995, Pennzoil and Forum Exploration Co., an independent Egyptian oil company, signed an agreement giving Pennzoil an 87.5 percent working interest in Forum's South-West Gebel El-Zeit concession in the southern Gulf of Suez, offshore Egypt. Pennzoil Egypt, Inc. will be the operator for this farm-in agreement. The Pennzoil/Forum partnership is committed to a minimum of $3 million in exploration expenditures over the next three years. The final phase, which is optional, will constitute three additional years with a minimum expenditure of $5 million.
      In  November  1995,  Pennzoil  announced  that  its  Pennzoil
Caspian Development subsidiary had entered into a definitive exploration, development and production sharing contract with the State Oil Company of the Azerbaijan Republic ("SOCAR") covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30%) are units of LUKoil of Russia (7.5%), Agip of Italy (5%) and LUKAgip, a subsidiary of LUKoil and Agip (50%). In addition, a commercial affiliate of SOCAR has 7.5% interest as a contractor party. The exploration, development and production sharing agreement will become effective upon its ratification by the Azerbaijan Parliament. The Karabakh prospect is located north of the Azeri-Chirag-Guneshli Deepwater Unit and outside the Apsheron trend approximately 80 kilometers offshore in approximately 185 meters of water. The work commitment will include a seismic program and exploratory drilling over the exploratory period of three years, and the exploratory period may be extended an additional one-and-a-half years. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years.


Motor Oil & Refined Products

      Operating income from this segment for the quarter and nine months ended September 30, 1995 was $11.9 million and $39.6 million, respectively. This compares to an operating loss of $16.0 million and operating income of $26.4 million, respectively, for the same periods in 1994.
      In July 1995, PPC announced plans to close The Eureka Pipe Line Company ("Eureka"). Eureka, a wholly owned subsidiary, operates a crude oil gathering system in West Virginia. In connection with the decision to close the facility, PPC recorded a charge of $5.7 million in June 1995 for estimated costs associated with the closing.
      As of September 30, 1994, PPC stopped processing crude oil at its Roosevelt, Utah refinery. In connection with the cessation of crude oil processing at Roosevelt, PPC recorded a charge of $32.5 million in the third quarter of 1994. PPC has continued purchasing crude oil and is maintaining a transportation terminal at the refinery site.
      Excluding the charges discussed above, operating income for the quarter and nine months ended September 30, 1995 decreased $4.6 million and $13.6 million, respectively, compared to the same periods in 1994. The decrease in income for the quarter ended September 30, 1995 compared to the same period in 1994 was primarily due to lower motor oil and specialty product volumes. These decreases were partially offset by higher motor oil and specialty product margins. The decrease in income for the nine months ended September 30, 1995 compared to the same period in 1994 was primarily due to higher manufacturing expenses, higher expenses associated with the Excel Paralubes partnership and a $4.0 million litigation settlement charge. Partially offsetting these were higher margins for motor oil.
      In July 1995, PPC agreed to purchase a one-third ownership in a manufacturing and marketing company located in Caracas, Venezuela. The company, Aceites y Solventes Venezolanos VASSA S.A., is constructing a facility in Cardon, Venezuela to manufacture white oils, solvents, and transformer oils for sale primarily in South America, Central America, and the Caribbean. Pennzoil's capital investment will be approximately $14.5 million, a portion of which will be financed through non-recourse project financing.
      In September 1995, PPC acquired the Viscosity Oil division of Case Corporation ("Case"), for $33.6 million. Viscosity is a leading supplier of premium-quality lubricants to the North American off-road industry and it supplies lubricants to substantially all of the Case dealer network, with locations in all 50 states and Canada. In addition, Viscosity supplies virtually all of the factory fill lubricants for Case's North American manufacturing plants. As part of the acquisition, a long-term supply agreement was entered into whereby Pennzoil will supply the aftermarket lubricant products that Case will continue to sell to its dealerships. The agreement also calls for Pennzoil to supply factory-fill lubricants to Case. The acquisition was financed by a combination of cash on hand and borrowings under Pennzoil's commercial paper and money market line facilities.

     On October 16, 1995, an explosion and fire occurred at PPC's Rouseville Refinery, located near Oil City, Pennsylvania. Two Pennzoil employees and three contractor employees were killed. In addition to the fatalities, one contract employee was critically injured and several other injuries were reported. As of the date hereof, Pennzoil and OSHA investigations have not been completed. Although full damage and repair estimates have not been completed, Pennzoil's preliminary assessment is that none of the major processing units at the refinery was damaged. The major damage identified has been to the tanks, piping and electrical lines in the area of the fire. Some portions of the new wax plant project were damaged, which may delay completion of the project. The packaging facilities at the plant are now fully operational, and products are being shipped to customers. At this time, Pennzoil cannot accurately estimate the impact that the explosion and fire will have to its financial condition. However, initial estimates of damages to facilities and business interruption appear to be less than $20 million.


Franchise Operations

     The franchise operations segment, operating through Pennzoil's wholly owned subsidiary Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $5.4 million and $10.3 million, respectively, for the quarter and nine months ended September 30, 1995. This compares with an operating loss of $2.2 million and $0.6 million, respectively, for the same periods in 1994. The increase in operating income for the quarter and nine months ended September 30, 1995 is primarily due to higher company store results and lower operating expenses. Results for the nine months ended September 30, 1995 include a $6.0 million litigation settlement charge.
     Domestic systemwide sales reported on a comparable store basis for the quarter and nine months ended September 30, 1995 increased $7.6 million, or 4.9%, and $23.7 million, or 5.3%, respectively, from comparable periods in 1994. Comparable stores in the Jiffy
Lube system for the quarter and nine months ended September 30, 1995 reported an increase in the total number of vehicles serviced of 2.4% and 3.4%, respectively. There were 1,165 domestic lube centers (including 462 Jiffy Lube company-operated centers) open as of September 30, 1995.
      In March 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up approximately 180 company-owned units and anticipate having approximately 50 to 60 of these centers open by year-end 1995.


Sulphur

      In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale of substantially all the domestic assets of Pennzoil's sulphur segment to Freeport-McMoRan. In connection with this transaction, the sulphur segment recorded a $50.2 million ($32.6 million after-tax, or $.71 per share) charge in September 1994. The sales transaction was completed in January 1995. Pennzoil continues to operate its related international sulphur business. Beginning in January 1995, the results of such operations are included in other segment operating income.

Other

      Other operating income for the quarter and nine months ended September 30, 1995 was $10.5 million and $58.4 million, respectively, compared with $4.7 million and $39.4 million, respectively, for the same periods in 1994. The increase in other operating income for the quarter ended September 30, 1995, compared to the same period in 1994, was primarily the result of a third-quarter 1994 charge of $15.2 million to reflect the adjustment of recorded values of certain real estate properties.
      In addition to the 1994 third quarter charge of $15.2 million to reflect the adjustment of recorded values of certain real estate properties, the increase in other operating income for the nine months ended September 30, 1995, compared to the same period in 1994, was primarily due to the favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil receiving a $23.2 million refund. In addition, Pennzoil received approximately $1.5 million in interest associated with the franchise tax refund. This increase was partially offset by lower investment income as the result of having lower investable funds.
      Net interest expense for the quarter and nine months ended September 30, 1994, included interest expense of $290.7 million associated with a settlement with the IRS related to a tax dispute. Reference is made to Note 8 of Notes to Consolidated Financial Statements in Pennzoil's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information. Excluding the interest expense associated with the IRS settlement in 1994, net interest expense for the quarter and nine months ended September 30, 1995 increased $.4 million and $11.5 million, respectively, compared to the same periods in 1994. The increase was primarily due to higher average rates.


Capital Resources and Liquidity

      As of September 30, 1995, Pennzoil had cash and cash equivalents of $50.8 million, an increase of $26.0 million over December 31, 1994. Cash flows from operating activities totaled $392.1 million during the nine months ended 1995.
      Pennzoil's other income includes dividend income from its investment in common stock of Chevron Corporation ("Chevron") of $9.0 million and $25.8 million for the quarter and nine months ended September 30, 1995, respectively, compared to $8.4 million and $25.1 million, respectively, for the same periods in 1994. In July 1995, Chevron announced an increase in the amount of quarterly dividends paid to holders of its common stock from $.4625 per share to $.50 per share.
      In February 1995, Pennzoil's board of directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its domestic commercial paper program and/or its Euro-commercial paper program from $250.0 million to $500.0 million.
Borrowings under Pennzoil's commercial paper facilities totaled $329.1 million and $243.9 million at September 30, 1995 and December 31, 1994, respectively. The cash provided by the increase in borrowings under Pennzoil's commercial paper facilities was used primarily to repay $205.0 million in borrowings under an unsecured revolving credit facility with a group of banks.
      In April 1995, Pennzoil received a cash tax refund of $116.9 million from the IRS which was used to reduce borrowings under its commercial paper facilities.

      In May 1995, Pennzoil entered into an amended and restated credit facility with a group of banks which provides for up to $600 million of unsecured revolving credit borrowings through May 28, 1996, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1997.
Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. This amended and restated credit facility replaces and supersedes the previous revolving credit facility of Pennzoil. There were no borrowings under the facility at September 30, 1995.
      In May 1995, Pennzoil Canada, an indirect wholly owned subsidiary of Pennzoil, entered into an amended and restated U.S. $185 million credit facility with a syndicate of banks, the borrowings of which are guaranteed by Pennzoil. Also in May 1995, Pennzoil Canada entered into an amended and restated working capital credit facility with a Canadian bank, the borrowings of which are guaranteed by Pennzoil. Both facilities provide revolving credit borrowings through May 28, 1996, with any outstanding borrowings on such date being converted into term facilities terminating on May 30, 1997. Combined borrowings under these facilities were U.S. $220.0 million as of September 30, 1995.
      In October 1995, Pennzoil announced certain actions intended to increase capital available for investment and growth opportunities. Pennzoil announced that, in addition to the adoption of SFAS No. 121 (See "- Results of Operations"), it was implementing a new program intended to reduce annual general and administrative expenses, thereby resulting in future annual cost savings, and it was reducing its fourth quarter dividend payment to $0.25 per share from the $0.75 per share quarterly dividend that had been made since 1988. At the reduced quarterly dividend level, equivalent to an annualized dividend of $1.00 per share, Pennzoil will conserve $92 million annually which can be used for investment and growth opportunities.

                                                  (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30                      September 30
                                                                 ----------------------------      ----------------------------
                                                                    1995             1994             1995             1994
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  166,700       $  181,737       $  557,719       $  596,054
   Motor Oil & Refined Products                                     380,801          405,954        1,159,802        1,150,933
   Franchise Operations                                              76,791           65,403          216,790          192,757
   Sulphur                                                             -              18,019             -              48,846
   Other                                                             15,353            5,488           70,809           43,744
   Intersegment sales                                               (39,633)         (44,947)        (123,155)        (126,795)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  600,012       $  631,654       $1,881,965       $1,905,539
                                                                 ===========      ===========      ===========      ===========


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   19,548       $ (102,852)      $   64,931       $  (11,145)
   Motor Oil & Refined Products                                      11,891          (15,993)          39,550           26,365
   Franchise Operations                                               5,416           (2,155)          10,314             (557)
   Sulphur                                                             -             (51,520)            -             (58,656)
   Impairment of long-lived assets                                 (399,830)            -            (399,830)            -
   Other                                                             10,475            4,676           58,389           39,378
                                                                 -----------      -----------      -----------      -----------
        Total operating loss                                       (352,500)        (167,844)        (226,646)          (4,615)

Corporate administrative expenses                                    15,234           17,426           49,418           52,856
Interest charges, net                                                48,322          338,609          144,568          423,779
                                                                 -----------      -----------      -----------      -----------
Loss before income tax                                             (416,056)        (523,879)        (420,632)        (481,250)

Income tax benefit                                                 (140,770)        (224,077)        (143,299)        (208,996)
                                                                 -----------      -----------      -----------      -----------

LOSS BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                              (275,286)        (299,802)        (277,333)        (272,254)

Cumulative effect of change in accounting principle                    -                -                -              (4,948)
                                                                 -----------      -----------      -----------      -----------

NET LOSS                                                         $ (275,286)      $ (299,802)      $ (277,333)      $ (277,202)
                                                                 ===========      ===========      ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                                                       -                -
                                                                                                   ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEED EARNINGS                                                      $  424,080       $  488,159
                                                                                                   ===========      ===========

                                                    (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                         September 30
                                                              ------------------------------      ------------------------------
                                                                  1995              1994              1995              1994
                                                              ------------      ------------      ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                64,604            71,930            69,139            67,210
    Natural gas produced for sale (Mcf per day)                   662,923           732,781           687,863           704,524

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $    14.00        $    14.72        $    14.46        $    13.65
    Natural gas (per Mcf)                                      $     1.32        $     1.65        $     1.39        $     1.92


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           19,586            25,357            20,168            25,298
    Distillates and gas oils                                       24,681            31,094            27,148            30,509
    Lubricating oil and other specialty products                   22,156            24,447            23,435            23,332
    Residual fuel oils                                              3,140             2,956             3,654             3,371
                                                               -----------       -----------       -----------       -----------
          Total sales (barrels per day)                            69,563            83,854            74,405            82,510
                                                               ===========       ===========       ===========       ===========

  Raw materials processed (barrels per day)                        50,650            61,844            53,492            59,056

  Refining capacity (barrels per day) <F1>                         62,700            70,700            62,700            70,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  171,627        $  157,316        $  491,839        $  448,904
  Same center sales (in thousands)                             $  163,068        $  155,479        $  466,636        $  442,968
  Centers open (U.S.)                                               1,165             1,098             1,165             1,098




<F1>
As of September 1994, Pennzoil stopped processing crude oil at its refinery in Roosevelt, Utah. The
Roosevelt Refinery had a refining capacity of 8,000 barrels per day.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    (a) In April 1994, a lawsuit styled Lazy Oil, Inc. vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, was filed in the United States District Court for the Western District of Pennsylvania. Three other suits, Andreassi vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company and Thomas A. Miller Oil vs. Witco Corporation; Quaker State
Corporation; and Pennzoil Company, and Wynnewood Drilling Associates v. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corporation; Pennzoil Company; and Pennzoil Products Company, were also filed in 1994, containing allegations substantially identical to those in the Lazy Oil case. All four suits have been consolidated for discovery and trial. The consolidated case, styled Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and others similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company is currently pending in the United States District Court for the Western District of Pennsylvania, Erie Division. This class action suit alleges that, from as early as 1981 to the present, the defendants engaged in a combination and conspiracy in unreasonable restraint of trade in violation of Section 1 of the Sherman Act, by allegedly acting to fix, lower, maintain and stabilize the purchase price of "Penn Grade crude" sold by the plaintiffs and the other purported class members to the defendants. The plaintiffs also allege that the defendants have fraudulently concealed their alleged combination and conspiracy. The plaintiffs seek injunctive relief, alleged damages sustained by the plaintiffs and the putative class members and recovery of attorneys' fees and costs. Plaintiffs' motion for class certification was not opposed by defendants, and the Court had certified a class of plaintiffs consisting of all person who sold "Penn Grade crude" to any of the defendants between 1981 and June 30, 1995. Pennzoil is contesting the case vigorously.

    (b) In October 1995, Pennzoil Exploration and Production Company, Pennzoil International, Inc., and Pennzoil Caspian Corporation (collectively "Pennzoil") filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Energy Limited and its subsidiary Ramco Hazar Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and Pennzoil pursuant to the Federal Arbitration Act and the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. After the filing of the federal action, Pennzoil filed an Original Petition for Declaratory Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between Pennzoil and Ramco are not subject to arbitration, seeks a declaration that Pennzoil has not breached any agreement with Ramco, and does not owe and/or has not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits -

      12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995 and 1994.


      27 Financial Data Schedule

(b)   Reports -

      Pennzoil filed with the Securities and Exchange Commission a current report on Form 8-K dated October 26, 1995 which included two press releases dated October 26, 1995 as exhibits.

                          SIGNATURE


          Pursuant  to  the requirements of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PENNZOIL COMPANY
                                      Registrant




                                   S/N Michael J. Maratea
                                   Michael J. Maratea
                                   Controller




November  13, 1995