Form 10-K405
period 1995-12-31
PENNZOIL CO /DE/
filed 1996-02-29
CIK 77320

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-5591

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
----------------------------------------------           --------------------------
Common Stock, par value $0.83 1/3 per share              New York Stock Exchange
                                                         Pacific Stock Exchange

Rights to Purchase Preferred Stock                       New York Stock Exchange
                                                         Pacific Stock Exchange

Debentures                                               New York Stock Exchange

  6 1/2% Exchangeable Senior Debentures due January 15, 2003
  4 3/4% Exchangeable Senior Debentures due October 1, 2003

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $1.9 billion as of January 31, 1996.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, January 31, 1996: Common Stock, par value $0.83 1/3 per share -- 46,381,131.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).

================================================================================

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil Company ("Pennzoil") is an energy company engaged primarily in oil and gas exploration and production, in processing, refining and marketing of oil and motor oil and refined products and in fast automotive oil change operations. Pennzoil's operations are conducted primarily through subsidiaries. Pennzoil Exploration and Production Company ("PEPCO") conducts the majority of Pennzoil's oil and gas exploration and production operations. The refining of oil and the processing and marketing of motor oil, refined products and industrial specialties are conducted by Pennzoil Products Company ("PPC"). Jiffy Lube International, Inc. ("Jiffy Lube") franchises, owns and operates automotive fast lubrication and fluid maintenance service centers. Richland Development Corporation ("Richland") manages Pennzoil's real estate holdings and provides staff support for Pennzoil and its subsidiaries.

     As of December 31, 1995, Pennzoil beneficially owned 18,071,036 shares of common stock of Chevron Corporation ("Chevron"). At the current dividend rate, Pennzoil receives $36.1 million annually in dividends on the 18,071,036 Chevron shares. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and Note 1 of Notes to Consolidated Financial Statements for additional information.

INDUSTRY SEGMENT FINANCIAL INFORMATION

     The tabular presentation below sets forth certain financial information regarding Pennzoil's industry segments (i.e., oil and gas, motor oil and refined products, franchise operations and sulphur). Pennzoil's foreign operations historically have not been material in relation to consolidated revenues, operating income and identifiable assets.

                                                             1995         1994         1993
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                        REVENUES
Oil and Gas.............................................   $ 732,356    $ 833,938    $ 878,630
Motor Oil & Refined Products............................   1,539,351    1,509,694    1,507,563
Franchise Operations....................................     289,222      258,102      219,865
Sulphur(1)..............................................          --       71,902       74,021
Other(2)................................................      87,133       59,673      258,129
Intersegment sales(3)...................................    (158,076)    (170,366)    (155,841)
                                                           ---------    ---------    ---------
                                                          $2,489,986   $2,562,943   $2,782,367
                                                           =========    =========    =========
                OPERATING INCOME (LOSS)
Oil and Gas(4)..........................................   $  91,967    $  (4,901)   $ 159,180
Motor Oil & Refined Products(5).........................      12,044       41,767       90,029
Franchise Operations....................................      13,188        2,814      (17,573)
Sulphur(1)..............................................          --      (57,407)     (20,763)
Impairment of long-lived assets(6)......................    (399,830)          --           --
Other(2)................................................      74,024       55,598      253,668
                                                           ---------    ---------    ---------
          Total operating income (loss).................    (208,607)      37,871      464,541
Corporate administrative expense........................      74,720       66,324       65,552
Interest expense, net(4)................................     194,348      476,641      179,548
Income tax provision (benefit)..........................    (172,533)    (221,355)      59,205
                                                           ---------    ---------    ---------
Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle..............   $(305,142)   $(283,739)   $ 160,236
                                                           =========    =========    =========

                                             (Table continued on following page)

                                                             1995         1994         1993
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                  IDENTIFIABLE ASSETS
Oil and Gas(4)..........................................  $1,991,895   $2,529,188   $2,059,115
Motor Oil & Refined Products............................     871,506      704,271      656,313
Franchise Operations....................................     339,968      304,380      305,669
Sulphur(1)..............................................          --       53,309      100,888
Other...................................................     160,979      159,306      177,353
Corporate(4)............................................     943,483      966,009    1,590,766
Intersegment eliminations...............................         (55)        (653)      (3,901)
                                                           ---------    ---------    ---------
                                                          $4,307,776   $4,715,810   $4,886,203
                                                           =========    =========    =========
    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
Oil and Gas(4)..........................................   $ 270,792    $ 411,597    $ 275,489
Motor Oil & Refined Products(5).........................      30,458       51,877       27,014
Franchise Operations....................................      18,086       15,830       14,123
Sulphur(1)..............................................          --       54,375        8,386
Other...................................................         695          663          805
Corporate...............................................       5,088        4,844        5,162
                                                           ---------    ---------    ---------
                                                           $ 325,119    $ 539,186    $ 330,979
                                                           =========    =========    =========
                CAPITAL EXPENDITURES(7)
Oil and Gas(8)..........................................   $ 297,617    $ 630,432    $ 360,496
Motor Oil & Refined Products(9).........................     134,883       40,361       71,535
Franchise Operations....................................      40,773       18,937       21,701
Sulphur(1)..............................................          --        8,548        2,295
Other...................................................         504          761          329
Corporate...............................................       3,989        6,458       28,766
                                                           ---------    ---------    ---------
                                                           $ 477,766    $ 705,497    $ 485,122
                                                           =========    =========    =========

---------------

 (1) In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. In connection with this transaction, Pennzoil's sulphur segment recorded a charge to depreciation, depletion and amortization expense ("DD&A") of $50.2 million in September 1994. The transaction was completed in January 1995. Pennzoil continues to operate its related international sulphur business. Beginning with January 1995, the results of such operations are included in other segment operating income. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sulphur" and Note 10 of Notes to Consolidated Financial Statements for additional information.

 (2) For 1995 and 1994, these amounts primarily represent dividend income from Pennzoil's investment in Chevron common stock. For 1993, this amount primarily represents a pretax gain of $171.6 million from Pennzoil's sale of 8,158,582 shares of Chevron common stock for a net price of $88.38 per share and dividend income from Pennzoil's investment in Chevron common stock.

 (3) Substantially all intersegment sales, which are priced at market, are from the oil and gas segment to the motor oil and refined products segment.

 (4) In October 1994, Pennzoil settled a dispute with the Internal Revenue Service ("IRS") relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. In connection with this settlement, Pennzoil paid $556.0 million to the IRS in October 1994 from cash, cash equivalents and current marketable securities and other investments on hand. In addition, as a result of the IRS settlement, Pennzoil increased the balance of its investment in PEPCO (at the time named Pennzoil Petroleum Company) capital stock for financial reporting purposes and, therefore, the carrying value of PEPCO's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in DD&A recognized in October 1994 relating to PEPCO's oil and gas properties from the date of the acquisition of PEPCO to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and DD&A adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2 million. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 8 of Notes to Consolidated Financial Statements for additional information.

 (5) As of September 30, 1994, PPC ceased processing crude oil at its refinery in Roosevelt, Utah. In connection therewith, PPC recorded a total charge of $32.5 million, $24.3 million of which was charged to DD&A.

 (6) Effective July 1, 1995, Pennzoil adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, Pennzoil recorded a pretax charge of $399.8 million as of July 1, 1995 to reflect the impairment of long-lived assets. Included in the pretax charge of $399.8 million for the impairment of long-lived assets were charges related to the oil and gas, motor oil and refined products, franchise operations and corporate segments of $378.9 million, $3.5 million, $3.5 million and $13.9 million, respectively. Charges for the impairment of long-lived assets resulting from the adoption of SFAS No. 121 have not been included in DD&A in the table above. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 1 of Notes to Consolidated Financial Statements for additional information.

 (7) Includes interest capitalized of $4,231,000, $9,027,000 and $11,420,000 in
     1995, 1994 and 1993, respectively.

 (8) For 1994, capital expenditures for the oil and gas segment include $230,924,000 allocated to the oil and gas properties added as a result of the acquisition of Co-enerco Resources Ltd. ("Co-enerco"). Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information. Capital expenditures for 1994 do not include any amounts paid with respect to the IRS settlement discussed in footnote (4) above.

 (9) For 1995, capital expenditures for the motor oil & refined products segment include $598,000 allocated to property, plant and equipment added as a result of PPC's acquisition of the assets of the Viscosity Oil division ("Viscosity Oil") of Case Corporation ("Case"). Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Motor Oil & Refined Products" and Note 10 of Notes to Consolidated Financial Statements for additional information.

     Narrative descriptions of these business segments follow, with emphasis on 1995 developments. Unless otherwise indicated by the context, references to Pennzoil include its subsidiaries.

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

     In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. The results of operations of Co-enerco subsequent to June 30, 1994 have been included in Pennzoil's consolidated statement of income. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 10 of Notes to Consolidated Financial Statements for additional information.

     OIL AND GAS RESERVES. The following table sets forth information regarding Pennzoil's net proved reserves and the present value (discounted at 10%) of the estimated future net cash flows before deduction of income taxes from the production and sale of those reserves. The reserves are reported by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") and Outtrim Szabo Associates Ltd., Calgary, Canada ("Outtrim Szabo") in accordance with criteria prescribed by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." The summary reports of Ryder Scott and Outtrim Szabo on the reserve estimates as of December 31, 1995, which include certain definitions and assumptions, are set forth as exhibits to this Annual Report on Form 10-K. Such information as to reserve estimates includes reserves of each of PEPCO, Pennzoil Canada, PPC and Pennzoil. The summary reports of Ryder Scott and Outtrim Szabo on the reserve estimates as of December 31, 1994, and the summary reports of Ryder Scott on the reserve estimates as of December 31, 1993 are included in Pennzoil's previously filed Annual Reports on Form 10-K.

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

                                                                     TOTAL PROVED RESERVES
                                                                  ----------------------------
                                                                           DECEMBER 31
                                                                  ----------------------------
                                                                    1995       1994       1993
                                                                  ------     ------     ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States.........................................          175        205        199
     Foreign(1)............................................           26         15          2
                                                                  ------     ------     ------
                                                                     201        220        201
                                                                  ======     ======     ======
Natural gas (billion cubic feet ("Bcf"))
     United States(2)......................................        1,255      1,341      1,453
     Foreign(1)............................................          214        204         38
                                                                  ------     ------     ------
                                                                   1,469      1,545      1,491
                                                                  ======     ======     ======
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(3)
     United States.........................................       $2,587     $1,778     $2,213
     Foreign...............................................          178        180         45
                                                                  ------     ------     ------
                                                                  $2,765     $1,958     $2,258
                                                                  ======     ======     ======

                                             (Table continued on following page)

                                                                    PROVED DEVELOPED RESERVES
                                                                   ----------------------------
                                                                            DECEMBER 31
                                                                   ----------------------------
                                                                     1995       1994       1993
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
  United States..................................................     151        176        162
  Foreign........................................................      11         15          2
                                                                   ------     ------     ------
                                                                      162        191        164
                                                                   ======     ======     ======
Natural gas (Bcf)
  United States(2)...............................................   1,132      1,242      1,306
  Foreign........................................................     202        192         35
                                                                   ------     ------     ------
                                                                    1,334      1,434      1,341
                                                                   ======     ======     ======
Present value (10% discount rate) of estimated future net cash flows before deduction of income taxes (in millions)(3)
  United States..................................................  $2,318     $1,696     $2,049
  Foreign........................................................     138        175         40
                                                                   ------     ------     ------
                                                                   $2,456     $1,871     $2,089
                                                                   ======     ======     ======

---------------

 (1) Included in 1995 reserves are 1 million barrels of crude oil, condensate and natural gas liquids and 5 Bcf of natural gas attributable to an operating service agreement in Venezuela between Maraven, S.A., a Petroleos De Venezuela S.A. affiliate, and a joint venture between Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil, and Vinccler S.A. Under this agreement, all mineral rights are owned by the government of Venezuela. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

 (2) United States natural gas reserves for 1995, 1994 and 1993 exclude 156 Bcf, 161 Bcf and 162 Bcf, respectively, of carbon dioxide gas for sale or use in Pennzoil's operations.

 (3) Reference is made to "Supplemental Financial and Statistical
     Information -- Unaudited -- Oil and Gas Information" on pages F-32 through F-38 hereof for additional information regarding Pennzoil's proved reserves and estimated future net revenues therefrom, including presentation of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves calculated in accordance with SFAS No. 69.

     No significant change in Pennzoil's proved reserves as set forth above has occurred as a result of any major discovery or other event since December 31, 1995.

     No estimates of Pennzoil's total proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission ("SEC") since January 1, 1995.

     OIL AND GAS PROPERTIES. The following table shows Pennzoil's developed and undeveloped oil and gas acreage as of December 31, 1995.

                                                       DEVELOPED               UNDEVELOPED
                                                       ACREAGE(1)              ACREAGE(2)
                                                    -----------------       -----------------
                                                    GROSS        NET        GROSS        NET
                                                    -----       -----       -----       -----
                                                            (EXPRESSED IN THOUSANDS)
    United States
      Alabama.....................................      8           4          --          --
      Arkansas....................................     24           5           2          --
      Colorado....................................     --          --          35          35
      Kansas......................................     43          40           1          --
      Louisiana...................................    241         189          22          19
      Mississippi.................................     24          18          14          10
      Montana.....................................     --          --         350         168
      New Mexico..................................     17          11         694         691
      New York....................................     16          14           5           4
      North Dakota................................      3           2          --          --
      Ohio........................................      6           6           1           1
      Pennsylvania................................    179         149         158         136
      Texas.......................................    496         363          84          43
      Utah........................................    135          63          27          21
      West Virginia...............................    376         343          80          60
      United States Waters
         Offshore Alaska..........................      7           1           5           1
         Offshore California......................      4           1          11           3
         Offshore Louisiana.......................    344         216          85          65
         Offshore Texas...........................     65          30         127         113
                                                    -----       -----       -----       -----
    Total United States...........................  1,988       1,455       1,701       1,370
    Foreign(3)
      Azerbaijan..................................     --          --         107          10
      Canada......................................    335         207         913         650
      Egypt.......................................     --          --         305         171
      Qatar.......................................     --          --         675         675
      Venezuela...................................     --          --       1,436       1,005
                                                    -----       -----       -----       -----
    Total Foreign.................................    335         207       3,436       2,511
                                                    -----       -----       -----       -----
    Total.........................................  2,323       1,662       5,137       3,881
                                                    =====       =====       =====       =====

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

     The following table shows the approximate number of Pennzoil's productive oil and gas wells as of December 31 for the years shown. Productive wells consist of producing wells and wells capable of production in commercial quantities.

                                               GROSS WELLS(1)                 NET WELLS(1)
                                          -------------------------      -----------------------
                                          1995      1994      1993       1995     1994     1993
                                          -----    ------    ------      -----    -----    -----
    Oil
      United States.....................  6,892     7,264     7,632      3,977    4,135    4,316
      Foreign...........................    619       984       330        411      508       52
    Natural gas
      United States.....................  1,674     2,149     2,243      1,067    1,232    1,237
      Foreign...........................    369       523       114        239      259       22
                                          -----    ------    ------      -----    -----    -----
                                          9,554    10,920    10,319      5,694    6,134    5,627
                                          =====    ======    ======      =====    =====    =====

---------------

 (1) "Gross Wells" includes all wells in which Pennzoil has an interest. "Net Wells" reflects Pennzoil's percentage ownership interest in each "Gross Well." One or more completions in the same bore hole are counted as one well. Any well in which one of multiple completions is an oil completion is classified as an oil well.

     PRODUCTION AND SALES. The following table summarizes the average daily production of Pennzoil, net of all royalties, overriding royalties and other outstanding interests for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis. All production in the following table categorized as "foreign" is production in Canada.

                                                                 1995        1994        1993
                                                                -------     -------     -------
Crude oil, condensate and natural gas liquids (barrels per
  day)
  United States...............................................   60,069      64,140      63,294
  Foreign.....................................................    7,074       4,569         979
                                                                -------     -------     -------
                                                                 67,143      68,709      64,273
                                                                =======     =======     =======
Natural gas (thousand cubic feet ("Mcf") per day)
  United States...............................................  607,163     689,461     641,111
  Foreign.....................................................   55,148      27,501       8,288
                                                                -------     -------     -------
                                                                662,311     716,962     649,399
                                                                =======     =======     =======

     The following table shows the weighted average sales prices received by Pennzoil for its production and the average production (lifting) costs per unit of production.

                                                                   YEAR ENDED DECEMBER 31, 1995
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $14.15     $15.64     $14.31
Natural gas (per Mcf)............................................  $ 1.51     $  .92     $ 1.46
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 3.40     $ 3.32     $ 3.39

                                                                   YEAR ENDED DECEMBER 31, 1994
                                                                   ----------------------------
                                                                   UNITED
                                                                   STATES     FOREIGN    TOTAL
                                                                   ------     ------     ------
Crude oil, condensate and natural gas liquids (per barrel).......  $13.65     $14.96     $13.74
Natural gas (per Mcf)............................................  $ 1.81     $ 1.38     $ 1.79
Production (lifting) costs per equivalent barrel(1)(2)...........  $ 3.82     $ 3.43     $ 3.80

                                             (Table continued on following page)

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

     In April 1995, Pennzoil Gas Marketing Company, an indirect wholly owned Pennzoil subsidiary, and BRING Gas Services Corp., a subsidiary of Brooklyn Union Gas Co., formed PennUnion Energy Services, L.L.C. ("PennUnion"), a 50-50 gas marketing joint venture. Pennzoil contributed $3.7 million in cash to PennUnion. Pennzoil has committed over 90% of its natural gas production from the continental United States through March 31, 1998 to be marketed by PennUnion. PennUnion's natural gas marketing efforts are primarily constrained only by normal free marketplace competition and by regulatory limitations described generally below under the caption "Government Regulation."

     Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risk associated with fluctuations in crude oil and natural gas prices. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

     DRILLING ACTIVITY. The following table shows Pennzoil's net productive and dry exploratory and development wells completed for the periods shown. Completion occurs upon the installation of permanent equipment for the production of oil or gas, or, in the case of dry holes, upon reporting abandonment to the appropriate regulatory agency.

                                                      NET EXPLORATORY            NET DEVELOPMENT
                                                           WELLS                      WELLS
                                                    --------------------      ----------------------
                                                    1995    1994    1993      1995     1994    1993
                                                    ----    ----    ----      -----    ----    -----
Oil Wells(1)
  United States...................................   6.5     8.2     1.3       45.1    36.1     41.3
  Foreign.........................................   8.3     4.5      --        1.5     1.9       --
Gas Wells(1)
  United States...................................   7.4    22.2    13.0       48.6    45.1     29.7
  Foreign.........................................  11.7     2.8      --       21.1     1.2      2.2
Dry Holes(2)
  United States...................................   1.5     7.1     2.6         --     1.0      1.0
  Foreign.........................................   6.0     5.4     2.0        2.1      --       --
                                                    ----    ----    ----      -----    ----    -----
                                                    41.4    50.2    18.9      118.4    85.3     74.2
                                                    ====    ====    ====      =====    ====    =====

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

     As of December 31, 1995, Pennzoil was participating in the drilling or awaiting completion of 23 gross (22.2 net) wells onshore and 11 gross (8.9 net) wells offshore the United States.

     NORTH AMERICA -- ASSET HIGHGRADING PROGRAM. During 1995, Pennzoil continued its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in 1992. This assessment has resulted in the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas, and the disposition of substantially all properties and fields categorized as noncore assets.

     From the beginning of 1992 through 1995 Pennzoil disposed of approximately 600 producing oil and gas fields, including approximately 150 fields in 1995. The fields disposed of in 1995 primarily consisted of noncore properties in the Gulf of Mexico, Permian Basin, Mid-Continent and Gulf Coast. The noncore assets disposed of over the four-year period would have represented less than 12% of the reported value of Pennzoil's current proven oil and gas reserves and did not factor into Pennzoil's future reserve development plans. After completion in the first quarter of 1996 of currently pending transactions, Pennzoil, through acquisitions, sales and trades of interests in producing oil and gas fields, will have approximately 100 core oil and gas properties in the United States and will have substantially completed its asset highgrading program and the related disposition of noncore assets. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     NORTH AMERICA -- PRODUCTION COSTS. Oil and gas production volumes decreased in 1995 primarily as a result of the disposal of noncore assets. During 1995, Pennzoil produced an average of approximately 178,000 barrels of oil equivalent ("BOE") per day compared to an average of approximately 188,000 BOE per day during 1994, including almost 15,000 BOE per day of production associated with properties sold during 1995. Total production costs and expenses per BOE, excluding exploration expense and DD&A, were reduced from $5.93 in 1993 to $5.32 in 1994 and to $5.09 in 1995.

     NORTH AMERICA -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES. In the Gulf of Mexico, Pennzoil owns a 70% working interest in South Marsh Island Block 35 and completed a well in November 1995 with initial production of approximately 10 million cubic feet ("MMcf") per day of natural gas. Pennzoil began projects in 1995 on South Marsh Island Block 23 that are expected to increase production by approximately 35 MMcf per day of natural gas by mid-1996. Pennzoil also holds a 100% working interest in a multi-well development program and facility modification at Ship Shoal Block 154. Pennzoil's current redevelopment of this field should increase production from less than 100 barrels per day of liquids to approximately 7,000 barrels per day of liquids and 18 MMcf per day of natural gas by mid-1996. Additionally, a discovery well drilled at West Cameron Block 580, where Pennzoil has a 75% working interest, encountered a significant gas discovery. Facilities are currently under construction, and production of approximately 70 MMcf per day of natural gas and 3,000 barrels per day of liquids should commence during the second half of 1996. In December 1995, Pennzoil began drilling a subsalt test well in South Marsh Island Block 97. Pennzoil is the operator and has a 50% working interest. In deepwater, Pennzoil has a 20% working interest in the Shell Oil Company operated Garden Banks Block 127/128 subsalt natural gas discovery. The field should begin production in 1997, with peak rates estimated to reach 250 to 300 MMcf per day of natural gas in 1998.

     Onshore, a 3-D seismic program begun in 1994 led to a significant gas discovery in 1995 in the Tinsley Field in Mississippi. Two wells were drilled, and a third is planned for the first half of 1996. Initial production in the second quarter of 1996 is expected to be approximately 15 MMcf per day of natural gas and 1,000 barrels per day of liquids. Pennzoil has an approximate 92% working interest in the prospective area. In Quarantine Bay, Louisiana, Pennzoil has a 100% working interest in four wells drilled in 1995 that are currently producing 5 MMcf per day of natural gas and 1,000 barrels per day of liquids. Two additional wells are currently planned to be drilled in the first half of 1996. In addition, during 1995, Pennzoil increased its interest in the SACROC Unit in West Texas and initiated a major redevelopment program. Gross production of liquids increased 2,000 barrels per day during the last three months of 1995.

     INTERNATIONAL. In September 1994, the State Oil Company of the Azerbaijan Republic ("SOCAR") and a consortium of foreign oil companies, which includes Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deepwater portion of the Gunashli fields in the Caspian Sea. The contract was ratified by the Azerbaijan Parliament in November 1994 and was made effective in December 1994. The contract covers the basic tenets of the project, including profit splits, taxation, project management mechanism, legal issues, hiring practices and other details. The combined fields are located 120 miles offshore in the southern portion of the Caspian Sea in approximately 400 feet of water. Aggregate capital investment for all members of the consortium is estimated to be between $7 and $8 billion over the 30-year life of the project to develop an estimated 4 billion barrels of recoverable reserves. Current members of the consortium and their respective interests are SOCAR (10.00%), Amoco (17.01%), British Petroleum (17.127%), Delta-Nimir (1.68%), Exxon (5.00%), LUKoil (10.00%), McDermott (2.45%), Pennzoil (9.82%),
Ramco (2.08%), Statoil (8.563%), Turkish Petroleum Company (6.75%) and Unocal (9.52%). The contract includes a $300 million bonus to be paid by the consortium to the government of Azerbaijan in a phased manner over the life of the project, 50% of which has already been paid. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     In September 1995, the consortium elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route will require construction of 73 miles of pipeline to interconnect existing lines. All necessary treaties and commercial agreements between governments and the western companies for the northern route became effective in February 1996. Spending on the early oil project will begin to accelerate as a result of these actions. Pennzoil has recorded 14 million barrels of crude oil reserves relating to early oil from this project.

     In November 1995, Pennzoil announced that its Pennzoil Caspian Development Corporation subsidiary had entered into a definitive exploration, development and production sharing contract with SOCAR covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30%) are units of LUKoil of Russia (7.5%), Agip of Italy (5%) and LUKAgip, a subsidiary of LUKoil and Agip (50%). In addition, a commercial affiliate of SOCAR has a 7.5% interest as a contractor party. The exploration, development and production sharing agreement was ratified by the Azerbaijan Parliament on February 13, 1996. The Karabakh prospect is located north of the Azeri-Chirag-Gunashli deepwater unit and outside the Apsheron trend approximately 50 miles offshore in approximately 600 feet of water. The work commitment will include a seismic program and exploratory drilling over a period of three years, which period may be extended an additional one-and-a-half years. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years under certain conditions.

     Also in Azerbaijan, Pennzoil had completed work in 1994 on a comprehensive gas gathering and compression system to capture, compress and transport to shore approximately 150 MMcf per day of natural gas previously being vented from the Gunashli field. As of December 31, 1995, over one-quarter of Pennzoil's investment in the gas utilization project had been recovered through credit toward Pennzoil's portion of bonus payments made to the government of Azerbaijan with respect to the Karabakh prospect and the Azeri-Chirag-Gunashli fields, direct payments from SOCAR during 1995 and other credits. Pennzoil's remaining investment in the gas utilization project will be reimbursed through future payments from SOCAR funded by bonus payments to be made by other participants in the Karabakh prospect and in the Azeri-Chirag-Gunashli fields and additional credits toward Pennzoil's future bonus payments with respect to the Azeri-Chirag-Gunashli fields.

     In July 1995, a joint venture between Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil, and Vinccler S.A. entered into an operating service agreement with Maraven, S.A., a Petroleos De Venezuela S.A. affiliate, to operate the East Falcon Unit in northwestern Venezuela. This unit includes an oil field in which production operations were suspended in 1968, two undeveloped gas fields and several prospects. Under this service agreement, Pennzoil is required to incur all costs attributable to exploration, development and production activities. The service agreement allows for Pennzoil to recover such costs through a per-barrel fee for operating this unit, which contains estimated gross proved remaining reserves available through field reactivation of 12 million BOE. Early production should begin by mid-1996 and is estimated to reach about 2,000 barrels per day of liquids by the end of 1996.

     In September 1995, Pennzoil and Forum Exploration Co. ("Forum Exploration"), an independent Egyptian oil company, signed a farm-in agreement giving Pennzoil an 87.5% working interest in Forum Exploration's South-West Gebel El-Zeit concession in the southern Gulf of Suez, offshore Egypt. Pennzoil

Egypt, Inc. ("Pennzoil Egypt"), an indirect wholly owned subsidiary of Pennzoil, will be the operator for this farm-in agreement. The Pennzoil/Forum Exploration group is committed to a minimum of $3 million in exploration expenditures over the next three years. An additional phase, which is at the option of the Pennzoil/Forum Exploration group, would consist of three additional years of exploration with a minimum expenditure of $5 million. Seismic activity is currently in progress.

     Late in 1995, Pennzoil and a subsidiary of Agip of Italy were awarded the West Feiran Block in the Gulf of Suez. Each company has a 50% interest. The West Feiran Block, equivalent to 17 Gulf of Mexico blocks, lies in the east central part of the Gulf of Suez and is surrounded by several giant oil fields. Ratification by the Egyptian Parliament is expected in the first half of 1996.

     CAPITAL BUDGET. Pennzoil's capital budget currently provides that its capital expenditures, including interest capitalized, for domestic and international oil and gas exploration and development during 1996 are estimated to be $232.8 million, compared to $297.6 million of capital expenditures in 1995. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

     OPERATING RISKS. Pennzoil conducts or participates in certain offshore oil and gas operations which are subject to the hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions, as well as risks of blowouts and fires, which are generally present in all oil and gas drilling. In the past, production from offshore operations has been delayed on several occasions as a result of pipeline breaks, hurricanes, blowouts and other unforeseen events. In addition, Pennzoil's foreign oil and gas operations are subject to certain risks, such as nationalization, confiscation, renegotiation of existing contracts and currency fluctuations. Pennzoil monitors political, regulatory and economic developments in any foreign country in which it operates.

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

     As of September 30, 1994, PPC ceased processing crude oil at its refinery in Roosevelt, Utah. PPC continues to purchase crude oil from the Bluebell-Altamont Field and other nearby fields in Utah and maintains a transportation terminal at the refinery site.

     The following table sets forth information with respect to raw material supplied and processed, refining capacity and utilization of PPC's refineries during the years indicated.

                                                                  1995        1994        1993
                                                                 ------      ------      ------
                                                                    (BARRELS PER DAY EXCEPT
                                                                          PERCENTAGES)
Raw Material
  Supplied
     Crude oil and condensate
       Pennzoil's domestic production..........................  21,695      28,513      22,623
       Purchased from others...................................  28,381      29,283      36,062
     Net decrease (increase) in inventory......................  (2,110)        907         537
                                                                 ------      ------      ------
                                                                 47,966      58,703      59,222
                                                                 ======      ======      ======
  Processed(1)
     Oil City, Pennsylvania....................................  10,968      15,752      15,629
     Shreveport, Louisiana.....................................  36,998      38,734      37,356
     Roosevelt, Utah(2)........................................      --       4,217       6,237
                                                                 ------      ------      ------
                                                                 47,966      58,703      59,222
                                                                 ======      ======      ======
Refining capacity (at year end)
  Oil City, Pennsylvania.......................................  16,500      16,500      16,500
  Shreveport, Louisiana........................................  46,200      46,200      46,200
  Roosevelt, Utah(2)...........................................      --          --       8,000
                                                                 ------      ------      ------
                                                                 62,700      62,700      70,700
                                                                 ======      ======      ======
Refinery utilization(1)(2).....................................    76.5%       85.4%       83.8%
                                                                 ======      ======      ======

---------------

(1) Processed volumes and refinery utilization are lower in 1995 primarily due to the Rouseville refinery fire which occurred in the fourth quarter and to an extended maintenance turnaround at the Atlas refinery which occurred in the fourth quarter.

(2) As of September 30, 1994, PPC ceased processing crude oil at its refinery in Roosevelt, Utah.

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

     In June 1994, PPC and Conoco, Inc. ("Conoco") commenced work on a joint venture project at Conoco's refinery in Lake Charles, Louisiana. Operating through a 50-50 joint venture partnership called Excel Paralubes, the companies are constructing a new, state-of-the-art lube oil hydrocracker facility estimated to cost approximately $500 million, which is being funded with project financing. The facility will produce approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Site preparation began in the third quarter of 1994, and the facility is expected to be completed in late 1996, with operations commencing in early 1997. Conoco is acting as construction manager and operator of the plant with support positions staffed by both companies. The facility will be a low cost producer of high-quality base oils and is intended to make PPC self-sufficient in high-quality lube base stocks. Additionally, construction is under way for a residual catalytic cracking unit at the Atlas refinery, which should substantially lower the effective cost of base oils produced at the facility.

     In April 1995, PPC and the Polymers Division of Petrolite Corporation ("Petrolite") formed a 50-50 partnership called BARECO(R) Products to market a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil transports partially refined feedstock from Utah to its Rouseville refinery, which produces paraffinic waxes and related products. The new wax products, along with certain waxes from Petrolite and existing wax products from Pennzoil's Atlas and Rouseville refineries, are marketed through the partnership. Pennzoil is investing more than $23 million in its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture.

     In July 1995, PPC agreed to purchase a one-third ownership interest in a manufacturing and marketing company located in Caracas, Venezuela. The company, Aceites y Solventes Venezolanos Vassa S.A., has constructed and is commissioning a facility in Cardon, Venezuela to manufacture white oils, solvents, and transformer oils for sale primarily in South America, Central America and the Caribbean. Pennzoil's capital investment will be approximately $14.5 million, a portion of which will be funded through nonrecourse project financing.

     In July 1995, PPC and a joint venture partner began work on a project to build and operate a liquids terminal at the Port of Shreveport, Louisiana. The opening of the Red River to navigation has provided the opportunity for PPC to use less expensive waterborne freight for access to new feedstocks and markets for the Atlas refinery and PPC's Shreveport packaging facility. Completion is planned for October 1996.

     In October 1995, an explosion and fire occurred at PPC's Rouseville refinery. Two PPC employees and three contractor employees were killed. Several other injuries were reported. As of the date hereof, results of Occupational Safety and Health Administration ("OSHA") investigations have not been released. The major damage identified was to the tanks, piping and electrical lines in the area of the fire. Some portions of the new wax plant project were damaged, and project completion has been delayed until August 1996. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information.

     MARKETING. PENNZOIL(R) motor oil and lubricants are produced in five domestic company-owned and operated blending and packaging plants (Portland, Oregon; Shreveport, Louisiana; Rouseville, Pennsylvania; Vernon, California; and St. Louis, Missouri). In addition, two industrial packaging plants, one located in Mundy's Corner, Pennsylvania, and the other in Marion, Illinois, produce lubricants for the commercial and industrial markets.

     PENNZOIL(R) products are sold in all 50 states through 152 independent distributors and 58 company-owned distribution facilities. Additionally, PENNZOIL(R) brand gasoline is marketed through approximately 393 retail outlets located in Pennsylvania, Ohio, New York, Virginia, West Virginia, Tennessee and Kentucky. Kerosenes, diesel oils, fuel oils and other distillates are marketed at both the retail and wholesale levels through distributors.

     PPC competes with a number of other companies in the sale of motor oil and refined products. Competition is based on price, service and quality, with quality being of particular importance in the case of motor oils and other petroleum specialty products.

     PPC is one of America's leading marketers of fuel injector and carburetor cleaners and other car care products under the GUMOUT(R) name. These products are sold primarily to the consumer through retail channels, but GUMOUT(R) has an increasing presence in the installed market (fast lubes, service stations, auto dealers, etc.). WOLF'S HEAD(R) lubricants are also marketed as a secondary value-priced line throughout the U.S., alongside the PENNZOIL(R) lubricants brand. In addition, PPC is a master distributor for GOJO(R) hand cleaner products, PRESTONE(R) antifreeze and FRIGC(R) FR-12[TM] refrigerant.

     In September 1995, PPC acquired the assets of the Viscosity Oil division of Case for $33.6 million. Viscosity Oil is a leading supplier of premium-quality lubricants to the North American off-road industry, and it supplies lubricants to substantially all the Case dealer network, with locations in all 50 states and Canada. In addition, Viscosity Oil supplies virtually all of the factory-fill lubricants for Case's North American manufacturing plants. As part of the acquisition, a long-term supply agreement was entered into whereby Pennzoil will supply the aftermarket lubricant products that Case will continue to sell to its dealerships. The agreement also calls for Pennzoil to supply factory-fill lubricants to Case.

     PENNZOIL(R) motor oil and lubricants are marketed in 62 countries through 44 distributors, three licensees, four joint ventures and ten company-owned marketing distribution centers.

     International expansion continued in 1995 with PPC signing joint venture contracts in Peru, Argentina and China. PPC also reached a tentative agreement to increase its ownership position in its Indian joint venture, subject to government approval. PPC's licensee in Indonesia began production at a new refining, blending and packaging plant during 1995. PPC continued to experience volume growth in most international markets including Australia, Canada, Mexico and the Far East region.

     In December 1995, PPC formed a 50-50 joint venture with Lithcon Petroleum Inc. ("Lithcon") in Tianjin, China to form a lubricants manufacturing and marketing company. Marketing of lubricants imported from the U.S. is set for the first quarter of 1996 with local production planned for the third quarter. Earlier in 1995, Pennzoil, Lithcon and SINOPEC Yue Hua (Zhuhai) Petrochemical Company, a marketing arm of SINOPEC, the Chinese government oil company, formed a joint venture to produce and market Pennzoil aftermarket fuel additives in eight southern provinces in China.

     In December 1995, PPC purchased a 45% equity share in Isopetrol S.A., a lubricants marketing and manufacturing company located in Lima, Peru. This investment will allow PPC to increase its access to Peru and neighboring markets. In addition, the agreement provides PPC an ownership interest in a lubricants blending, packaging and grease plant located in Callao, Peru.

     In December 1995, PPC announced that it had selected Frankfurt, Germany as the site for its European headquarters. All European operations will be managed from the Frankfurt, Germany headquarters. PPC will create a new European division apart from its existing divisions in the United States. In addition, Pennzoil will consolidate its production facilities in Europe in its plant in Barcelona, Spain during 1996. The facility in Barcelona will supply all of PPC's current requirements in Europe. As a result of the consolidation of production, Pennzoil plans to sell its plant in Zaandam, Netherlands, which has been reporting losses for several years.

     PPC considers the trademarks used in its motor oil and refined products operations to have significant marketing value, primarily in identifying Pennzoil and its products.

     The following table sets forth information with respect to quantities sold externally by PPC's marketing and manufacturing operations during the years indicated.

                                                            1995         1994         1993
                                                           ------       ------       ------
                                                                  (BARRELS PER DAY)
    Gasoline and naphtha.................................  20,618       24,168       25,106
    Distillates and gas oils.............................  26,434       29,978       28,512
    Lubricating oil and other specialty products.........  22,966       23,079       23,072
    Residual fuel oils...................................   3,381        3,361        2,160
                                                           ------       ------       ------
                                                           73,399       80,586       78,850
                                                           ======       ======       ======

FRANCHISE OPERATIONS

     Jiffy Lube franchises, owns and operates automotive service centers. JIFFY LUBE(R) service centers offer convenient automotive maintenance services. Jiffy Lube's standard full service includes an oil change and filter replacement, chassis lubrication, checking for proper tire inflation, window washing, interior vacuuming, checking and topping off of transmission, differential, windshield washer, battery and power steering fluid levels and air filter and windshield wiper blade examination. JIFFY LUBE(R) service centers also provide other authorized services and products at additional cost.

     In March 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up approximately 240 Jiffy Lube-owned and franchised centers and had 28 centers open at the end of 1995.

     At December 31, 1995, 1,207 JIFFY LUBE(R) service centers were open worldwide, including 1,198 in the United States. Domestically, franchisees operated 721 of the service centers and Jiffy Lube owned and operated the remaining 477. The JIFFY LUBE(R) service centers generally are clustered in metropolitan areas throughout the United States.

SULPHUR

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Included in the sale were the Culberson mine in West Texas, the sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, the charter of a marine sulphur tanker, two sulphur barges, 503 leased or owned railcars and associated commercial contracts and obligations. Pennzoil continues to operate its international sulphur business. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sulphur" and Note 10 of Notes to Consolidated Financial Statements for additional information.

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

EMPLOYEES

     The following table sets forth the number of Pennzoil employees by segment at December 31 of each of the years indicated:

                                                                     1995       1994       1993
                                                                    ------     ------     ------
Oil and Gas......................................................    1,270      1,670      1,627
Motor Oil & Refined Products.....................................    2,770      2,860      2,929
Franchise Operations.............................................    5,176      5,090      4,425
Sulphur..........................................................       --        247        257
Corporate and Other..............................................      542        634        663
                                                                    ------     ------     ------
          Total..................................................    9,758     10,501      9,901
                                                                    ======     ======     ======

     The decrease in employees between December 31, 1994 and 1995 is primarily attributable to a workforce reduction program and the disposition of Pennzoil's domestic sulphur operations. The increase in employees between December 31, 1993 and 1994 is primarily attributable to an increase in the number of company-owned service centers in the franchise operations segment.

     Approximately 8% of Pennzoil's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

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

     The FERC's jurisdiction over the interstate natural gas transportation industry was unaffected by the Natural Gas Wellhead Decontrol Act. However, as a result of "first sale" deregulation and in an effort to increase competition in the selling and purchasing of natural gas, FERC has issued a series of orders that have led to the restructuring of the interstate pipelines' rates and services and the granting to the pipelines' customers, producers and other nonpipeline natural gas merchants of open and nondiscriminatory access to the pipelines' transportation, storage and related services. This restructuring has occurred over several years, culminating in 1992 with FERC's issuance of Order No. 636, which caused all interstate pipelines to restructure their services along open access principles, commencing with the 1993-1994 winter heating season. In addition to its industry-wide orders such as Order No. 636, FERC issued numerous individual pipeline orders in highly contested proceedings. As a result, numerous appeals of these orders are now pending, and

Pennzoil cannot predict what action the reviewing courts or FERC may take on these matters. Under current arrangements, however, the marketing flexibility of nonpipeline natural gas merchants such as Pennzoil has been significantly enhanced.

     PETROLEUM PRICE CONTROL AND ALLOCATION LAWS. From time to time, the federal government has imposed allocation and price controls upon firms engaged in marketing crude oil and other petroleum products. However, since the 1981 lifting of federal price controls, sales of crude oil and other petroleum products have been made at market prices.

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

     The 1990 Amendments to the federal Clean Air Act require, among other things, more stringent controls on industrial plants in areas of high air pollution, a tightening of fuel and emission standards for motor vehicles (including certain requirements to use reformulated gasoline) and the imposition by the Environmental Protection Agency ("EPA") of restrictions on the emissions of hazardous air pollutants. While the precise effect of the 1990 Amendments to the Clean Air Act on Pennzoil and other industrial companies is uncertain because most of the Act's requirements will be implemented through EPA regulations to be issued over a period of years, it is likely that the programs governing hazardous air pollutants and auto fuels and emissions will require changes in procedures and equipment in certain of Pennzoil's operations that could impose substantial costs on Pennzoil. For example, in 1993, Pennzoil was required to incur capital expenditures of $26.6 million for a diesel desulfurization and dewaxing project at its Atlas refinery in Shreveport, Louisiana.

     The U.S. Oil Pollution Act of 1990 ("OPA '90") imposes a variety of requirements on "responsible parties" (which can include Pennzoil or its subsidiaries) related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 also obligates responsible parties to demonstrate certain levels of financial responsibility. The effect of OPA '90 on Pennzoil and other offshore oil and gas operators is uncertain because the MMS has not yet finalized implementing regulations. Pennzoil cannot predict the final form of the financial responsibility regulations that will be adopted by the MMS, but such regulations have the potential to result in the imposition of substantial costs on Pennzoil.

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

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site-specific factors.

     Capital outlays of approximately $101.9 million have been made by Pennzoil since January 1993 with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $27 million in 1996. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental Matters" for additional information.

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

ITEM 3. LEGAL PROCEEDINGS.

     (A) CURTAILMENT DAMAGE ACTIONS. Reference is made to Note 8 of Notes to Consolidated Financial Statements for information regarding a lawsuit filed in 1974 in which Pennzoil has been joined as a defendant for damages allegedly caused by curtailment of deliveries of gas by United Gas Pipe Line Company, a former Pennzoil subsidiary, to its customers.

     (B) CLASS ACTION. In April 1994, a lawsuit styled Lazy Oil, Inc. vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, was filed in the United States District Court for the Western District of Pennsylvania. Three other suits, Andreassi vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, and Thomas A. Miller Oil vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, and Wynnewood Drilling Associates v. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corporation; Pennzoil Company; and Pennzoil Products Company, were also filed in 1994, containing allegations substantially identical to those in the Lazy Oil case. All four suits have been consolidated for discovery and trial. The consolidated case, styled Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and other similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company is currently pending in the United States District Court for the Western District of Pennsylvania, Erie Division. This class action suit brought by purchasers of "Penn Grade crude" alleges that, from 1981 to 1995, the defendants engaged in a combination and conspiracy in unreasonable restraint of trade in violation of Section 1 of the Sherman Act, by allegedly acting to fix, lower, maintain and stabilize the purchase price of "Penn Grade crude" sold by the plaintiffs and the other class members to the defendants. The plaintiffs also allege that the defendants have fraudulently concealed their alleged combination and conspiracy. The plaintiffs seek injunctive relief, alleged damages sustained by the plaintiffs and the class members and recovery of attorneys' fees and costs. Plaintiffs' motion for class certification was not opposed by defendants, and the Court has certified a class of plaintiffs consisting of all persons who sold "Penn Grade crude" to any of the defendants between 1981 and June 30, 1995. Quaker State and the plaintiffs have agreed on a proposed settlement of

$4.4 million payable by Quaker State, which is pending before the court for approval. Pennzoil is contesting the case vigorously.

     (c) RAMCO DISPUTE. In October 1995, PEPCO, Pennzoil International, Inc., Pennzoil Caspian Corporation and Pennzoil Caspian Development Corporation filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and the Pennzoil plaintiffs pursuant to the Federal Arbitration Act and the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea and which Pennzoil Caspian Development Corporation, SOCAR and other foreign oil companies have agreed to explore and develop. After the filing of the federal action, the Pennzoil plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the Pennzoil plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the Pennzoil plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorney's fees, costs of court and other unspecified relief. In January 1996, the judge in the federal suit granted in part the Pennzoil plaintiffs' motion to compel arbitration and ordered arbitration to be held in Stockholm, Sweden. The Pennzoil plaintiffs and the Ramco defendants have each asked the judge to reconsider portions of his order. The court has not ruled upon the motions for reconsideration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1995 to a vote of security holders.

ITEM S-K 401(b). EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil (at February 28, 1996). Positions, unless otherwise specified, are with Pennzoil.

     DAVID P. ALDERSON, II (46)
     Group Vice President -- Finance and Accounting and Treasurer

     CLYDE W. BEAHM (58)
     Group Vice President -- Products Marketing

     LINDA F. CONDIT (48)
     Vice President and Corporate Secretary

     THOMAS M. HAMILTON (52)
     Executive Vice President

     MICHAEL J. MARATEA (51)
     Vice President and Controller

     JAMES L. PATE (60)(1)
     Chairman of the Board,
     President and Chief Executive Officer

     WILLIAM M. ROBB (51)
     Group Vice President -- Products Manufacturing

     JAMES W. SHADDIX (49)
     General Counsel

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

DAVID P. ALDERSON, II -- Group Vice President -- Finance and Accounting since
  December 1995 and Treasurer since August 1989. Group Vice President -- Finance from February 1992 to December 1995. Senior Vice President -- Finance prior thereto.

CLYDE W. BEAHM -- Group Vice President -- Products Marketing since January 1996.
  Group Vice President -- Franchise Operations from July 1992 to January 1996. Executive Vice President -- Franchise Operations from February 1992 to July 1992. Senior Vice President -- Franchise Operations from May 1991 to February 1992. Vice President -- Quick Lube Operations prior thereto.

LINDA F. CONDIT -- Vice President since December 1995 and Corporate Secretary since March 1990.

THOMAS M. HAMILTON -- Executive Vice President since December 1995. Group Vice
  President -- Oil and Gas from December 1991 to December 1995. Chief Executive -- Frontier and International Operating Company of BP Exploration prior thereto.

MICHAEL J. MARATEA -- Vice President since February 1996 and Controller since
  May 1995. Vice President -- Process Improvement of Pennzoil Exploration and Production Company from October 1993 to May 1995 and Assistant Controller prior thereto.

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

                                                    1995                          1994
                                          -------------------------     -------------------------
                                            MARKET PRICE                  MARKET PRICE
                                          ----------------              ----------------
               QUARTER ENDED               HIGH      LOW      DIVIDENDS  HIGH      LOW      DIVIDENDS
    ------------------------------------  ------    ------    -----     ------    ------    -----
    March 31............................  $48.38    $43.00     $.75     $56.38    $49.13     $.75
    June 30.............................  $50.88    $46.50     $.75     $52.50    $45.75     $.75
    September 30........................  $47.50    $43.50     $.75     $52.38    $46.63     $.75
    December 31.........................  $44.88    $34.63     $.25     $52.88    $43.00     $.75

     Pennzoil has paid quarterly dividends for 72 consecutive years.

     As of December 29, 1995, Pennzoil had 18,602 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                              YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                                 (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $2,490.0    $2,562.9    $2,782.4    $2,356.7    $2,314.8
Income (loss) from
  Continuing operations (1)................  $ (305.1)   $ (283.8)   $  160.3    $   17.4    $   40.1
  Discontinued operations (2)..............     --          --          --           11.7        29.9
  Extraordinary items (3)..................     --          --          (18.4)      (16.6)      --
  Cumulative effect of changes in
     accounting principles (4).............     --           (4.9)      --          115.7       (49.0)
                                             --------    --------    --------    --------    --------
Net income (loss)..........................  $ (305.1)   $ (288.7)   $  141.9    $  128.2    $   21.0
Earnings (loss) per share
  Continuing operations (1)................  $  (6.60)   $  (6.16)   $   3.80    $    .43    $    .99
  Discontinued operations (2)..............     --          --          --            .29         .74
                                             --------    --------    --------    --------    --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of changes in accounting
     principles............................  $  (6.60)   $  (6.16)   $   3.80    $    .72    $   1.73
  Extraordinary items (3)..................     --          --           (.44)       (.41)      --
  Cumulative effect of changes in
     accounting principles (4).............     --           (.11)      --           2.85       (1.21)
                                             --------    --------    --------    --------    --------
          Total............................  $  (6.60)   $  (6.27)   $   3.36    $   3.16    $    .52
Dividends per common share.................  $   2.50    $   3.00    $   3.00    $   3.00    $   3.00
Total assets...............................  $4,307.8    $4,715.8    $4,886.2    $4,457.2    $5,108.0
Debt
  Notes payable(5).........................  $  --       $  337.2    $  433.0    $  339.3    $  291.0
  Long-term debt, including current
     maturities, and capital lease
     obligations...........................   2,585.7     2,254.6     2,077.8     2,031.7     2,321.7
                                             --------    --------    --------    --------    --------
Total debt.................................  $2,585.7    $2,591.8    $2,510.8    $2,371.0    $2,612.7
Total shareholders' equity (6).............  $  836.2    $1,204.3    $1,505.8    $1,180.2    $1,164.1

---------------

 (1) Reference is made to Notes 1 and 8 of Notes to Consolidated Financial Statements.

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

 (4) Reference is made to Note 6 of Notes to Consolidated Financial Statements for discussion of 1994 events. In December 1992, Pennzoil announced its decision to change its method of accounting for income taxes by adopting the requirements of SFAS No. 109, "Accounting for Income Taxes," effective as of January 1, 1992. As a result of adopting SFAS No. 109, Pennzoil recognized a cumulative, one-time benefit from the change in accounting principle for periods prior to 1992 of $115.7 million, or $2.85 per share, as of the first quarter of 1992. In December 1991, Pennzoil announced its decision to change its method of accounting for postretirement benefit costs other than pensions by adopting the new requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1991. Pennzoil recorded a charge of $49.0 million ($74.2 million before tax), or $1.21 per share, in 1991 to reflect the cumulative effect of the change in accounting principle for periods prior to 1991.

 (5) As of December 31, 1995, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements totaled $468.9 million, all of which has been classified as long-term debt. Pennzoil does not intend or expect to use working capital in 1996 for the settlement of these borrowings and Pennzoil has the ability, by using existing revolving credit arrangements, to refinance this short-term debt on a long-term basis. Similar borrowings were reflected as short-term debt in prior years.

 (6) Reference is made to Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Industry Segment Financial Information included in
Item 1, Business and Item 2, Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

RESULTS OF OPERATIONS

     A net loss of $305.1 million, or $6.60 per share, was recorded for 1995 compared to a net loss of $288.7 million, or $6.27 per share, for 1994 and net income of $141.9 million, or $3.36 per share, for 1993.

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121. As a result, Pennzoil recorded a charge of $265.5 million ($399.8 million before tax), or $5.74 per share, as of July 1, 1995 to reflect the impairment of long-lived assets, which included charges of $378.9 million before tax related to the impairment of certain proved oil and gas properties. Reference is made to "-- Oil and Gas" and Note 1 of Notes to Consolidated Financial Statements for additional information.

     In October 1995, Pennzoil announced a cost reduction program to reduce general and administrative expenses. As a result of this program, Pennzoil recorded a charge of $19.9 million in December 1995 associated with a workforce reduction.

     Results for 1994 include net charges of $210.4 million ($388.2 million before tax), or $4.57 per share, associated with the settlement of a dispute with the IRS relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. Reference is made to "-- Capital Resources and Liquidity" and Note 8 of Notes to Consolidated Financial Statements for additional information.

     Results of operations for 1994 also include a $21.1 million ($32.5 million before tax), or $.46 per share, charge associated with the cessation of crude oil processing at PPC's Roosevelt, Utah refinery, a $32.6 million ($50.2 million before tax), or $.71 per share, charge in connection with the agreement providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment, and a $9.9 million ($15.2 million before tax), or $.22 per share, charge to reflect adjustments of recorded values of certain real estate properties. Reference is made to "-- Sulphur" for additional information related to Pennzoil's sale of its domestic sulphur assets.

     Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." As a result, Pennzoil recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of January 1, 1994, to reflect the cumulative effect of a change in accounting principle for the periods prior to 1994.

     In November 1993, Pennzoil sold 8,158,582 shares of Chevron common stock in a block trade on the New York Stock Exchange ("NYSE") for a net price of $88.38 per share. The sale resulted in a net realized gain of $137.0 million ($171.6 million before tax), or $3.25 per share. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     In 1993, Pennzoil redeemed an aggregate of $388.6 million principal amount of indebtedness. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in an extraordinary charge of $18.4 million ($28.3 million before tax), or $.44 per share, in 1993.

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

     Investment and other income, net, for 1995 and 1994 primarily represents dividend income from Pennzoil's investment in Chevron common stock. Investment and other income, net, for 1993 primarily represents a pretax gain of $171.6 million from Pennzoil's sale of 8,158,582 shares of Chevron common stock and dividend income from Pennzoil's investment in Chevron common stock. Pennzoil beneficially owned

18,071,036 shares of Chevron common stock as of December 31, 1995 (Chevron effected a "two-for-one" split of its common stock in June 1994). The shares of Chevron common stock beneficially owned by Pennzoil are classified as non-current marketable securities and other investments in the accompanying consolidated balance sheet. Reference is made to "-- Capital Resources and Liquidity" for additional information.

OIL AND GAS

     Results of Operations. The oil and gas segment recorded operating income of $92.0 million in 1995, excluding $378.9 million associated with the SFAS No. 121 impairment, but including $1.0 million in other nonrecurring net charges. This compares with an operating loss of $4.9 million in 1994, which included $93.9 million related to the settlement of a tax dispute with the IRS, and other nonrecurring net charges totaling $36.8 million. Operating income in 1993 was $159.2 million. After adjustment for nonrecurring items, operating income was down $34.8 million in 1995 compared to 1994. This was primarily due to a $78.4 million reduction in aggregate natural gas realizations due to lower natural gas prices, partially offset by a $36.3 million reduction in operating expenses and a $9.8 million increase in aggregate liquids price realizations. Total production costs and expenses per BOE, excluding exploration expense and DD&A, were reduced from $5.93 in 1993 to $5.32 in 1994 and to $5.09 in 1995.

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, SFAS No. 121 specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, certain proved oil and gas fields in North America were deemed to be impaired because they were not expected to individually recover their entire carrying value. However, SFAS No. 121 does not allow for the write-up of proved oil and gas fields which are expected to individually recover more than their carrying value. The pretax charge for the asset impairment of Pennzoil's proved oil and gas properties was $378.9 million. The fair values used in calculating the write-down required for such properties were determined by using the present value of expected future cash flows or estimates of market value based on transactions for comparable properties, as appropriate. Prior to the adoption of SFAS No. 121, Pennzoil periodically reviewed the carrying amounts of proven properties and an impairment reserve was provided as conditions warranted. Reference is made to "Supplemental Financial and Statistical
Information -- Unaudited -- Oil and Gas Information" for information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

     As a result of the IRS settlement in October 1994, Pennzoil increased the balance of its investment in PEPCO (at the time named Pennzoil Petroleum Company) capital stock for financial reporting purposes and, therefore, the carrying value of PEPCO's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in DD&A recognized in October 1994 relating to PEPCO's oil and gas properties from the date of the acquisition of PEPCO to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and DD&A adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2 million. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information.

     DD&A in 1994 and 1993 included charges of $29.8 and $17.7 million, respectively, to increase an impairment reserve originally established in 1988 related to Pennzoil's net investment in offshore California producing properties. Generally lower offshore California oil prices, a reassessment of remaining reserves and revisions to other projected economic parameters led Pennzoil to determine that additional impairments were necessary.

     Oil and gas production volumes decreased approximately 6% for 1995 compared to 1994. The decrease in production volumes was primarily due to the sale of noncore oil and gas assets. Natural gas produced for sale in 1995 was 662,311 Mcf per day, compared with 716,962 Mcf per day and 649,399 Mcf per day in 1994 and

1993, respectively. Realized natural gas prices averaged $1.46 per Mcf in 1995 compared to $1.79 per Mcf in 1994 and $2.04 per Mcf in 1993. Liquids volumes in 1995 were 67,143 barrels per day, compared to 68,709 and 64,273 barrels per day in 1994 and 1993, respectively. Liquids prices received in 1995 averaged $14.31 per barrel, compared with $13.74 per barrel in 1994 and $14.90 per barrel in 1993.

     The results of operations from Pennzoil's oil and gas segment are subject to volatility resulting from changes in crude oil and natural gas prices. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risk associated with fluctuations in crude oil and natural gas prices. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     During 1995, Pennzoil continued its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in 1992. This assessment has resulted in the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas, and the disposition of substantially all properties and fields categorized as noncore assets. From the beginning of 1992 through 1995, Pennzoil disposed of approximately 600 producing oil and gas fields, including approximately 150 fields in 1995. Proceeds from the sales of these noncore assets in 1995 totaled $164.8 million, resulting in gains of $9.7 million.

     Expenses associated with exploration activities in 1995 were $39.8 million compared with $61.0 million in 1994 and $70.7 million in 1993. Exploration expenses in 1995 decreased $21.2 million compared to 1994. Dry hole charges were down $17.1 million and impairments of unproved property costs were down $5.6 million from the prior year. The decrease in dry hole expense for 1995 compared to 1994 was primarily due to a higher percentage of successful wells drilled.

     Operating results for 1995 include charges totaling $9.1 million for workforce reduction expenses resulting from a general and administrative cost reduction program announced in October 1995 and workforce reduction expenses during 1995 that were identified prior to the October program.

     Operating results for 1994 include a charge of $24.3 million for the write-down of an investment in a Siberian drilling partnership and $13.8 million in charges associated with the impending disposition of other noncore assets.

     In April 1995, Pennzoil Gas Marketing Company, an indirect wholly owned Pennzoil subsidiary, and BRING Gas Services Corp., a subsidiary of Brooklyn Union Gas Co., formed PennUnion, a 50-50 gas marketing joint venture. Pennzoil contributed $3.7 million in cash to PennUnion. Pennzoil has committed over 90% of its natural gas production from the continental United States through March 31, 1998 to be marketed by PennUnion. Pennzoil earned pretax operating income of approximately $.8 million related to its share of PennUnion's operating earnings in 1995.

     Exploration, Development and Production Activities. In July 1995, a joint venture between Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil, and Vinccler S.A. entered into an operating service agreement with Maraven, S.A., a Petroleos De Venezuela S.A. affiliate, to operate the East Falcon Unit in northwestern Venezuela. This unit includes an oil field in which production operations were suspended in 1968, two undeveloped gas fields and several prospects. Under this service agreement, Pennzoil is required to incur all costs attributable to exploration, development and production activities. The service agreement allows for Pennzoil to recover such costs through a per-barrel fee for operating this unit, which contains estimated gross proved remaining reserves available through field reactivation of 12 million BOE. Early production should begin by mid-1996 and is estimated to reach about 2,000 barrels per day of liquids by the end of 1996.

     In September 1995, Pennzoil and Forum Exploration, an independent Egyptian oil company, signed a farm-in agreement giving Pennzoil an 87.5% working interest in Forum Exploration's South-West Gebel El-Zeit concession in the southern Gulf of Suez, offshore Egypt. Pennzoil Egypt, an indirect wholly owned subsidiary of Pennzoil, will be the operator for this farm-in agreement. The Pennzoil/Forum Exploration group is committed to a minimum of $3 million in exploration expenditures over the next three years. An additional phase, which is at the option of the Pennzoil/Forum Exploration group, would consist of three additional years of exploration with a minimum expenditure of $5 million. Seismic activity is currently in progress.

     In November 1995, Pennzoil announced that its Pennzoil Caspian Development Corporation subsidiary had entered into a definitive exploration, development and production sharing contract with SOCAR covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30%) are units of LUKoil of Russia (7.5%), Agip of Italy (5%) and LUKAgip, a subsidiary of LUKoil and Agip (50%). In addition, a commercial affiliate of SOCAR has a 7.5% interest as a contractor party. The exploration, development and production sharing agreement was ratified by the Azerbaijan Parliament on February 13, 1996. The Karabakh prospect is located north of the Azeri-Chirag-Gunashli deepwater unit and outside the Apsheron trend approximately 50 miles offshore in approximately 600 feet of water. The work commitment will include a seismic program and exploratory drilling over a period of three years, which period may be extended an additional one-and-a-half years. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years under certain conditions.

     Also in Azerbaijan, Pennzoil had completed work in 1994 on a comprehensive gas gathering and compression system to capture, compress and transport to shore approximately 150 MMcf per day of natural gas previously being vented from the Gunashli field. As of December 31, 1995, over one-quarter of Pennzoil's investment in the gas utilization project had been recovered through credit toward Pennzoil's portion of bonus payments made to the government of Azerbaijan with respect to the Karabakh prospect and the Azeri-Chirag-Gunashli fields, direct payments from SOCAR during 1995 and other credits. Pennzoil's remaining investment in the gas utilization project will be reimbursed through future payments from SOCAR funded by bonus payments to be made by other participants in the Karabakh prospect and in the Azeri-Chirag-Gunashli fields and additional credits toward Pennzoil's future bonus payments with respect to the Azeri-Chirag-Gunashli fields.

     Late in 1995, Pennzoil and a subsidiary of Agip of Italy were awarded the West Feiran Block in the Gulf of Suez. Each company has a 50% interest. The West Feiran Block, equivalent to 17 Gulf of Mexico blocks, lies in the east central part of the Gulf of Suez and is surrounded by several giant oil fields. Ratification by the Egyptian Parliament is expected in the first half of 1996.

     In June 1994, Pennzoil Canada, an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt, which was financed primarily through two credit facilities. The acquisition of Co-enerco was accounted for using the purchase method of accounting, and the results of operations of Co-enerco subsequent to June 30, 1994 have been included in Pennzoil's consolidated statement of income. Reference is made to Notes 3 and 10 of Notes to Consolidated Financial Statements for additional information.

     In July 1994, Pennzoil Qatar, Inc. ("Pennzoil Qatar"), an indirect wholly owned subsidiary of Pennzoil, was awarded the rights to explore acreage of Block 8 offshore Qatar. The block is located 50 miles from shore in the Arabian Gulf and is adjacent to three large producing oil fields. Under the production sharing agreement, Pennzoil Qatar has committed to a seismic acquisition and drilling program over the next four years. Drilling will begin in late 1996, with four wells planned over the next several years.

     In September 1994, SOCAR and a consortium of foreign oil companies, which includes Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deepwater portion of the Gunashli fields in the Caspian Sea. The contract was ratified by the Azerbaijan Parliament in November 1994 and was made effective in December 1994. Aggregate capital investment for all members of the consortium is estimated to be between $7 and $8 billion over the 30-year life of the project to develop an estimated 4 billion barrels of recoverable reserves. Pennzoil's 9.82% share has the potential to add net reserves estimated in the range of 300 million barrels once the area is developed. The contract includes a $300 million bonus to be paid by the consortium to the government of Azerbaijan in a phased manner over the life of the project. The bonus payment is payable in three installments. The first bonus payment made by the consortium was equal to 50% of the total bonus. Pennzoil's proportionate share was $17.8 million, of which $11.9 million was paid in cash and $5.9 million was credited toward Pennzoil's prior investment in a gas utilization project in Azerbaijan. The second bonus payment, equal to 25% of the total bonus, will be due 30 days from the date when production in the contract area reaches an average rate of 40,000 barrels of crude oil per day and is sustained for a period of 60 days. The remaining bonus payment will be due within 30 days from the date when crude oil has been exported from the main export pipeline for a sustained period of 60 days.

     In September 1995, the consortium elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route will require construction of 73 miles of pipeline to interconnect existing lines. All necessary treaties and commercial agreements between governments and the western companies for the northern route became effective in February 1996. Spending on the early oil project will begin to accelerate as a result of these actions. Pennzoil has recorded 14 million barrels of crude oil reserves relating to early oil from this project.

     In November 1994, Pennzoil Egypt, an indirect wholly owned subsidiary of Pennzoil, and its Spanish partner, Repsol Exploracion Egypto S.A., were selected to explore the southeast Gulf of Suez Block offshore Egypt. The block is approximately the size of 44 Gulf of Mexico blocks. The agreement calls for acquisition of 3-D seismic data and the drilling of one well over the next two years following final approval of the agreement.

     Capital Expenditures. Capital expenditures for the oil and gas segment in 1995 were $297.6 million compared to $399.5 million in 1994, excluding expenditures related to Pennzoil's acquisition of Co-enerco, and $360.5 million in 1993. Total capital expenditures for this segment in 1996 are budgeted at $232.8 million. Reference is made to "-- Capital Resources and Liquidity" for additional information.

MOTOR OIL & REFINED PRODUCTS

     Operating Results. Operating income in 1995 for this segment was $12.0 million compared with operating income of $41.8 million in 1994 and $90.0 million in 1993. Lower earnings in 1995 were primarily the result of charges related to a fire at the Rouseville refinery, costs associated with the shutdown of The Eureka Pipe Line Company ("Eureka"), which operated a crude oil gathering system in West Virginia, costs associated with restructuring European marketing operations and litigation settlement expenses. In addition, PPC incurred expenses of $9.0 million in 1995 associated with Excel Paralubes, the 50-50 joint venture partnership between PPC and Conoco.

     Excluding nonrecurring charges, lower earnings in the manufacturing division in 1995 resulted primarily from lower refining and specialty product margins. Total processed volume at the refineries of 47,966 barrels per day in 1995 was 10,737 barrels per day lower than 1994 and 11,256 barrels per day lower than 1993. Lower processed volumes resulted from the cessation of crude oil processing at the refinery in Roosevelt, Utah as of September 30, 1994, coupled with the effects of the fourth quarter 1995 fire at the Rouseville refinery and a maintenance turnaround at the Atlas refinery in Shreveport, Louisiana.

     Lower earnings in the domestic marketing division, excluding nonrecurring charges, were the result of lower GUMOUT(R) sales volumes and margins, higher advertising, freight and other expenses, lower motor oil volumes and lower revenues from other products. Domestic motor oil volumes were about 1% lower than 1994 and about even with 1993 levels. Total international motor oil and other lubricating product sales volumes, including those sold through licenses and joint ventures, increased 7.6% when compared to 1994 and 46% when compared to 1993.

     In October 1995, an explosion and fire occurred at PPC's Rouseville refinery. Two PPC employees and three contractor employees were killed. Several other injuries were reported. As of the date hereof, results of OSHA investigations have not been released. The major damage identified was to the tanks, piping and electrical lines in the area of the fire. Some portions of the new wax plant project were damaged, and project completion has been delayed until August 1996. A charge of $20.0 million was taken in the fourth quarter of 1995 for losses related to the fire. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information.

     In November 1995, PPC sold the assets of Eureka, a wholly owned subsidiary that operated a crude oil gathering system in West Virginia. PPC recorded a charge of $5.7 million for estimated costs associated with the disposal of the facility.

     Business Activities. In June 1994, PPC and Conoco commenced work on a joint venture project at Conoco's refinery in Lake Charles, Louisiana. Operating through a 50-50 joint venture partnership called Excel Paralubes, the companies are constructing a new, state-of-the-art lube oil hydrocracker facility estimated to cost approximately $500 million, which is being funded with project financing. The facility will produce approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Site preparation began in the third quarter of 1994, and the facility is expected to be completed in late 1996, with operations commencing in early 1997. Conoco is acting as construction manager and operator of the plant with support positions staffed by both companies.

     In April 1995, PPC and the Polymers Division of Petrolite formed a 50-50 partnership called BARECO(R) Products to market a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil transports partially refined feedstock from Utah to its Rouseville refinery, which produces paraffinic waxes and related products. The new wax products, along with certain waxes from Petrolite and existing wax products from Pennzoil's Atlas and Rouseville refineries, are marketed through the partnership. Pennzoil is investing more than $23 million in its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture.

     In July 1995, PPC agreed to purchase a one-third ownership interest in a manufacturing and marketing company located in Caracas, Venezuela. The company, Aceites y Solventes Venezolanos Vassa S.A., has constructed and is commissioning a facility in Cardon, Venezuela to manufacture white oils, solvents and transformer oils for sale primarily in South America, Central America and the Caribbean. Pennzoil's capital investment will be approximately $14.5 million, a portion of which will be funded through nonrecourse project financing.

     In September 1995, PPC acquired the assets of the Viscosity Oil division of Case for $33.6 million. Viscosity Oil is a leading supplier of premium-quality lubricants to the North American off-road industry and it supplies lubricants to substantially all the Case dealer network, with locations in all 50 states and Canada. In addition, Viscosity Oil supplies virtually all of the factory-fill lubricants for Case's North American manufacturing plants. As part of the acquisition, a long-term supply agreement was entered into whereby Pennzoil will supply the aftermarket lubricant products that Case will continue to sell to its dealerships. The agreement also calls for Pennzoil to supply factory-fill lubricants to Case. The acquisition was financed by a combination of cash on hand and borrowings under Pennzoil's commercial paper facilities and short-term variable-rate credit arrangements.

     In July 1995, PPC and a joint venture partner began work on a project to build and operate a liquids terminal at the Port of Shreveport, Louisiana. The opening of the Red River to navigation has provided the opportunity for PPC to use less expensive waterborne freight for access to new feedstocks and markets for the Atlas refinery and PPC's Shreveport packaging facility. Completion is planned for October 1996.

     In December 1995, PPC purchased a 45% equity share in Isopetrol S.A., a lubricants marketing and manufacturing company located in Lima, Peru. This investment will allow PPC to increase its access to Peru and neighboring markets. In addition, the agreement provides PPC an ownership interest in a lubricants blending, packaging and grease plant located in Callao, Peru.

     Capital Expenditures. Capital expenditures for the motor oil and refined products segments were $134.9 million in 1995, $40.4 million in 1994 and $71.5 million in 1993. The 1993 expenditures included $26.6 million for a diesel desulphurization and dewaxing project at the Atlas refinery in Shreveport, Louisiana, which was required to meet requirements promulgated under the 1990 Amendments to the federal Clean Air Act. Also included were expenditures of $6.3 million for a feasibility study for the base oil plant joint venture with Conoco and $4.8 million for the acquisition of property, plant and equipment of a blending plant in Spain (acquired in the first quarter of 1993). Capital expenditures for 1994 were primarily at a level to maintain operations. Capital expenditures in 1995 included $52.3 million for the construction of a refinery complex designed to convert the Atlas refinery's lube oil by-products into clean burning gasoline and diesel fuels. This upgrade project will allow Atlas to significantly diversify its production capabilities and to realize higher profits from by-products, which are currently sold at low values. Also included was $19.2 million in expenditures for facilities at the Rouseville refinery to enable production of additional waxes in connection with the previously announced Petrolite joint venture. The 1996 capital budget of $214.3 million includes funds of $129.2 million for completion of the Atlas upgrade project.

FRANCHISE OPERATIONS

     Operating Results. The franchise operations segment, operating through Jiffy Lube, recorded operating income of $13.2 million during 1995, compared to operating income of $2.8 million in 1994 and an operating loss of $17.6 million in 1993. Operating income in 1995 continued to improve significantly due to ongoing improvements in company center revenues and lower operating costs. Operating results for 1995 include nonrecurring charges of $6.0 million for a litigation settlement and $.3 million from severance charges associated with a general and administrative cost reduction program. Operating results for 1994 included charges of $8.2 million for reserves for identified self-insured claims, estimated environmental remediation costs, various litigation settlement charges and other miscellaneous items. As of December 31, 1995, Jiffy Lube operated 477 company-owned service centers.

     Operating results for 1993 included a charge of $10.0 million for estimated costs associated with centers that Jiffy Lube decided to eliminate. Jiffy Lube had determined that these centers were not viable as company-operated centers and had been unsuccessful in subleasing many of these centers for alternative uses. This provision for estimated costs takes into consideration the present value of future lease obligations related to operating leases (less estimated sublease rental revenue of existing subleases) and the estimated fair value of land, buildings, leaseholds and leasehold improvements. Additionally, 1993 results included approximately $12.7 million for the settlement of certain litigation, estimated environmental costs and write-downs of other individually insignificant investments to reflect Jiffy Lube's estimate of the net realizability of those investments.

     Systemwide service center sales reported to Jiffy Lube for the year ended December 31, 1995 increased $49.1 million, or approximately 8%, to $656.6 million, compared with the prior year, and increased $117.3 million, or approximately 22%, compared with 1993. Average ticket prices increased to $34.71 for the year ended December 31, 1995, compared with $34.09 and $33.60 for the years ended December 31, 1994 and 1993, respectively.

     Business Activities. In March 1995, Jiffy Lube and Sears agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up approximately 240 Jiffy Lube-owned and franchised centers and had 28 centers open at the end of 1995.

     During the year ended December 31, 1995, Jiffy Lube acquired 52 centers with estimated values of $30.2 million and real estate with estimated values of $6.0 million in exchange for cash of $35.3 million, liabilities and debt assumed of $1.3 million and four centers with a net book value of $.4 million. Also, during the year ended December 31, 1995, nineteen centers were sold with an estimated value of $1.9 million for $2.6 million in cash and $.3 million in forgiveness of debt.

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

     Capital Expenditures. Capital expenditures for the franchise operations segment were $40.8 million in 1995, compared to $18.9 million and $21.7 million in 1994 and 1993, respectively. Capital expenditures for 1996 are estimated to be approximately $26.2 million.

SULPHUR

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Pennzoil continues to operate its international sulphur business. Beginning in January 1995, the results of such operations are included in other segment operating income. As consideration under the agreement, Freeport-McMoRan assumed certain liabilities of Pennzoil relating to or arising out of the business of Pennzoil's sulphur segment, and Pennzoil will be entitled to receive a series of quarterly installment payments from Freeport-McMoRan for periods through December 31, 2014, subject to the prevailing market price of sulphur. The installment payments, recorded at their estimated fair value of $22.5 million as of September 30, 1994, may be terminated earlier by Freeport-McMoRan (through the exercise of a call option providing for a $65 million payment to Pennzoil), or by Pennzoil (through the exercise of a put option providing for a $10 million payment to Pennzoil). Neither the call option nor the put option may be exercised prior to January 1999. In connection with this transaction, Pennzoil's sulphur segment recorded a charge to DD&A of $50.2 million in September 1994. As of December 31, 1995, Pennzoil has received $3.7 million in installment payments.

     Excluding the $50.2 million pretax charge, the sulphur segment recorded an operating loss of $7.2 million in 1994 compared to a loss of $20.8 million in 1993. The average Green Markets Tampa Recovered Contract Price range for sulphur had a mid-point of $57.00 per long ton in 1994 compared to a 1993 mid-point of $64.00 per long ton. Intense competition in the domestic market pushed sulphur prices down, primarily because of aggressive marketing by U.S. producers. Partially offsetting these lower sulphur prices in 1994 were lower unit costs due to reduced workforce expenses and reduced gas and water treatment costs at the Culberson mine.

     During 1994, sulphur sales volumes were 1.2 million long tons compared to
1.1 million long tons in 1993. The lower level of sales volumes in 1994 and 1993 was primarily due to reduced market share resulting from lower priced imports from Canada and increased recovered production domestically.

OTHER

     Other operating income in 1995 was $74.0 million, compared to $55.6 million in 1994 and $253.7 million in 1993. The increase in other operating income in 1995 was primarily the result of a favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil's receiving a $23.2 million refund. In addition, Pennzoil received approximately $1.5 million in interest associated with the franchise tax refund. This increase in income was partially offset by lower investment income as the result of having lower investable funds during the year, primarily due to the October 1994 payment to the IRS associated with a settlement related to a tax dispute. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information. Other operating income for 1994 includes a $15.2 million charge to reflect an adjustment of recorded values of certain real estate properties. The higher level of other income in 1993 was primarily due to the gains of $171.6 million on the sale of shares of Chevron common stock and $10.5 million on the sale of shares of Pogo Producing Company common stock. Dividend income on the Chevron common stock was $34.8 million for 1995, $33.4 million for 1994 and $60.2 million for 1993.

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and Other Income, Net" which consists of the following:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                              (EXPRESSED IN THOUSANDS)
    Interest income....................................  $  9,411     $ 36,841     $ 11,002
    Dividend income....................................    34,850       33,766       60,496
    Realized gains on sales of marketable securities
      and
      other investments................................     --             500      182,057
    Net gains on sales of assets.......................     7,739       37,530       35,222
    Settlements and refunds............................    25,913        1,793          824
    Other income (expense), net........................    26,786      (22,316)      15,299
                                                         --------     --------     --------
                                                         $104,699     $ 88,114     $304,900
                                                         ========     ========     ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

INTEREST CHARGES, NET

     During 1995, Pennzoil's interest charges, net of interest capitalized, increased $12.0 million over 1994 levels, excluding interest charges of $294.3 million associated with the 1994 IRS settlement. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information. The increase in interest charges net of capitalized interest, is due primarily to slightly higher average borrowings at higher rates and lower capitalized interest.

                                                              YEAR ENDED DECEMBER 31
                                                      --------------------------------------
                                                        1995           1994           1993
                                                      --------       --------       --------
                                                             (EXPRESSED IN THOUSANDS)
    Interest expense...............................   $198,579       $191,356       $190,968
    Interest expense on IRS settlement.............      --           294,312             --
    Less: Interest capitalized.....................      4,231          9,027         11,420
                                                      --------       --------       --------
                                                      $194,348       $476,641       $179,548
                                                      ========       ========       ========

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Pennzoil had cash and cash equivalents of $23.6 million and $24.9 million at December 31, 1995 and 1994, respectively. Cash flow generated from operations and proceeds from the sales of assets in 1995 totaled approximately $639.4 million. These funds were used primarily for capital expenditures ($473.4 million), for the acquisition of Viscosity Oil ($33.6 million) and for payment of cash dividends ($115.6 million).

     In October 1995, Pennzoil announced certain actions intended to increase capital available for investment and growth opportunities. Pennzoil announced that it was implementing a new program intended to reduce annual general and administrative expenses, thereby resulting in future annual cost savings, and it was reducing its fourth quarter dividend payment to $0.25 per share from the $0.75 per share quarterly dividend that had been paid since 1988. At the reduced quarterly dividend level, equivalent to an annualized dividend of $1.00 per share, Pennzoil will conserve approximately $92 million annually which can be used for investment and growth opportunities.

     PRICE RISK MANAGEMENT. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices. The primary purpose of the program, as it relates to 1996 crude oil and natural gas production, is to help provide Pennzoil with sufficient cash from operations in 1996 to fund its capital spending program without increasing debt. As of December 31, 1995, Pennzoil had entered into transactions that committed an average of approximately 313,000 Mcf of natural gas per day for 1996 to be sold at fixed prices (New York Mercantile Exchange

("NYMEX")-based) ranging from $1.73 to $2.67 per Mcf, with a weighted average price of $1.86 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37,000 barrels of crude oil per day for 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 per barrel to $19.20 per barrel, with a weighted average price of $17.13 per barrel. As of February 23, 1996, Pennzoil had entered into transactions that committed an average of approximately 273,000 Mcf of natural gas per day for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $1.80 to $2.86 per Mcf, with the weighted average price of $1.80 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37,000 barrels of crude oil per day for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 to $18.86 per barrel, with a weighted average price of $17.07 per barrel. Pennzoil will constantly review and may alter its hedged positions as conditions change. Pennzoil has not hedged crude oil or natural gas prices beyond 1996.

     INVESTMENT IN CHEVRON CORPORATION. As of December 31, 1995, Pennzoil beneficially owned 18,071,036 shares of Chevron common stock, which have been deposited with exchange agents for possible exchange for $402.5 million and $500.0 million principal amount of exchangeable debentures of Pennzoil due January 15, 2003 and October 1, 2003, respectively, at exchange rates equivalent to $42 1/16 and $58 13/16 per share of Chevron common stock, respectively. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. The current quarterly dividend rate on Chevron common stock is $.50 per share. At the current dividend rate, Pennzoil receives $36.1 million annually in dividends on the 18,071,036 Chevron shares.

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

     CREDIT FACILITIES. In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its commercial paper programs from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $343.9 and $243.9 million at December 31, 1995 and December 31, 1994, respectively, and are included in long-term debt and short-term notes payable, respectively in the accompanying consolidated balance sheet. The average interest rates applicable to outstanding commercial paper were 6.13% and 4.43% during 1995 and 1994, respectively.

     Pennzoil's current revolving credit facility with a group of banks provides for up to $600 million of unsecured revolving credit borrowings through May 28, 1996, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1997. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. Outstanding borrowings under Pennzoil's revolving credit facilities totaled $50.0 million and $205.0 million at December 31, 1995 and 1994, respectively. The average interest rate applicable to amounts outstanding under Pennzoil's revolving credit facilities was 6.10% and 4.69% during 1995 and 1994, respectively.

     Pennzoil Canada, an indirect wholly owned subsidiary, has a U.S. $185 million credit facility with a syndicate of banks, the borrowings under which are guaranteed by Pennzoil. Pennzoil Canada also has an additional working capital credit facility with a Canadian bank, the borrowings of which are guaranteed by Pennzoil. These facilities provide for revolving credit borrowings through May 28, 1996, with any outstanding borrowings on such date being converted into term credit facilities terminating on May 30, 1997. Combined borrowings under these facilities totaled U.S. $220.0 million and U.S. $195.0 million as of December 31, 1995 and December 31, 1994, respectively. The average interest rate applicable to amounts outstanding under these facilities was 6.16% and 5.27% during 1995 and 1994, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited aggregate borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $125.0 million and $93.3 million at December 31, 1995 and 1994, respectively, and are included in long-term debt and short-term notes payable, respectively, in the accompanying consolidated balance sheet. The average interest rates applicable to amounts outstanding under these arrangements were 5.95% and 4.31% during 1995 and 1994, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     As of December 31, 1995, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements totaled $468.9 million, all of which has been classified as long-term debt. Pennzoil does not intend or expect to use working capital in 1996 for the settlement of these borrowings and Pennzoil has the ability, by using existing revolving credit arrangements, to refinance this short-term debt on a long-term basis. Similar borrowings totaling $337.2 million were reflected as short-term debt as of December 31, 1994.

     Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information regarding Pennzoil's credit facilities.

     SETTLEMENT OF IRS DISPUTE. Reference is made to Note 8 of Notes to Consolidated Financial Statements for information concerning Pennzoil's settlement in October 1994 of a dispute with the IRS relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

     CAPITAL EXPENDITURES. Total capital expenditures for 1995 were $477.8 million, including $4.2 million of interest capitalized, an increase of $3.2 million from comparable 1994 capital expenditure levels. For 1995, capital expenditures for motor oil and refined products include $0.6 million allocated to property, plant and equipment related to Pennzoil's acquisition of Viscosity Oil in September 1995.

     The table below summarizes the current 1996 capital budget by segment compared with 1995 and 1994 capital expenditures, excluding expenditures related to Pennzoil's acquisition of Co-enerco in 1994. The capital budget is reassessed from time to time, and could, for example, be adjusted to reflect changes in oil and gas prices and other economic factors.

                                                          1996
                                                         BUDGET       1995        1994
                                                         ------      ------      ------
                                                            (EXPRESSED IN MILLIONS)
        Oil and Gas....................................  $232.8      $297.6      $399.5
        Motor Oil & Refined Products...................   214.3       134.9        40.4
        Franchise Operations...........................    26.2        40.8        18.9
        Sulphur........................................      --          --         8.5
        Corporate and Other............................      .6         4.5         7.3
                                                         ------      ------      ------
                                                         $473.9      $477.8      $474.6
                                                         ======      ======      ======

     Pennzoil currently expects to generate funds for its budgeted 1996 capital expenditures from a combination of some, or all, of the following: cash flows from operations, the sale of noncore assets, borrowings under its credit facilities and commercial paper program, available cash and proceeds from future debt issuances.

     ENVIRONMENTAL MATTERS. Pennzoil continues to make capital and operating expenditures relating to the environment, including expenditures associated with its compliance with federal, state and local environmental regulations. As they continue to evolve, environmental protection laws are expected to have an increasing impact on Pennzoil's operations. In connection with pollution abatement efforts related to current operations, Pennzoil made capital expenditures of approximately $29 million in 1995 and $37 million in 1994. Capital expenditures for environmental control facilities are currently expected to be approximately $27 million in 1996. Pennzoil's recurring operating expenditures relating to environmental compliance activities are not material.

     Pennzoil is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Pennzoil's consolidated financial statements. Pennzoil adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors.

     In connection with Pennzoil's disposition of Purolator Products Company ("Purolator") in 1992, Pennzoil and Purolator entered into an indemnification agreement, pursuant to which Pennzoil agreed to reimburse Purolator for the costs and expenses of certain environmental remediation activities at a plant operated by Purolator in Elmira Heights, New York, and certain environmental remediation activities, if any, required at one other site located near the Elmira facility and a landfill site located in Metamora, Michigan. Pennzoil had a reserve of $15.7 million and $16.2 million recorded with respect to its obligations under its indemnification agreement with Purolator as of December 31, 1995 and 1994, respectively. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1995 and 1994, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $38.1 million and $44.9 million, respectively, which amounts include reserves with respect to Pennzoil's obligations under its indemnification agreement with Purolator referred to in the previous paragraph. Of these reserves, $5.2 million and $8.8 million are reflected in the consolidated balance sheet as current liabilities as of December 31, 1995 and 1994, respectively, and $32.9 million and $36.1 million are reflected as other liabilities as of December 31, 1995 and 1994, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

     OTHER MATTERS. Pennzoil does not currently consider the impact of inflation to be significant in the businesses in which Pennzoil operates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil, together with the report thereon of Arthur Andersen LLP dated February 23, 1996 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-38 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 1997 and 1998" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

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

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial and Statistical
Information -- Unaudited" beginning on page F-32.

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     Schedules of Pennzoil and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS.

          *3(a)       -- Restated Certificate of Incorporation of Pennzoil Company dated May
                         3, 1995 (Pennzoil Company 10-Q (March 31, 1995), SEC File No. 1-5591,
                         Exhibit 3).
           3(b)       -- By-laws of Pennzoil Company, as amended through December 7, 1995.
          *4(a)       -- Indenture dated as of February 15, 1986 (the "1986 Indenture")
                         between Pennzoil Company and Mellon Bank, N.A., Trustee (Pennzoil
                         Company 10-Q (June 30, 1986), SEC File No. 1-5591, Exhibit 4(a)).
          *4(b)       -- Officer's Certificate dated as of March 16, 1987 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 9% Debentures due April 1, 2017 (Pennzoil Company
                         10-Q (March 31, 1987), SEC File
                         No. 1-5591, Exhibit 4(a)).
          *4(c)       -- Officer's Certificate dated as of April 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of
                         Pennzoil Company's 10 5/8% Debentures due June 1, 2001 (Pennzoil
                         Company 10-Q (March 31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)       -- Officer's Certificate dated as of November 14, 1989 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/8% Debentures due November 15, 2009 and
                         9 5/8% Notes due November 15, 1999 (Pennzoil Company 10-K (1989), SEC
                         File No. 1-5591, Exhibit 4(n)).
          *4(e)       -- Officer's Certificate dated as of November 19, 1990 delivered pursuant to the terms of the 1986 Indenture setting forth the terms of Pennzoil Company's 10 1/4% Debentures due November 1, 2005
                         (Pennzoil Company 10-K (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)       -- Instrument of Resignation, Appointment and Acceptance dated as of
                         April 1, 1991 among Pennzoil Company, Mellon Bank, N.A., as Retiring
                         Trustee, and Texas Commerce Bank National Association, as Successor
                         Trustee, under the 1986 Indenture (Pennzoil Company 10-K (1991), SEC
                         File No. 1-5591, Exhibit 4(p)).
          *4(g)       -- Indenture dated as of December 15, 1992 (the "1992 Indenture")
                         between Pennzoil Company and Texas Commerce Bank National
                         Association, Trustee (Pennzoil Company 10-K (1992), SEC File No.
                         1-5591, Exhibit 4(o)).
          *4(h)       -- First Supplemental Indenture dated as of January 13, 1993 to the 1992
                         Indenture (Pennzoil Company 10-K (1992), SEC File No. 1-5591, Exhibit
                         4(p)).
          *4(i)       -- Second Supplemental Indenture dated as of October 12, 1993 to the
                         1992 Indenture (Pennzoil Company 10-K (1993), SEC File No. 1-5591,
                         Exhibit 4(i)).
          *4(j)       -- Rights Agreement dated as of October 28, 1994 between Pennzoil
                         Company and Chemical Bank, as Rights Agent (Pennzoil Company 8-K
                         (October 28, 1994), SEC File No. 1-5591, Exhibit 1).
                         Pennzoil Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of
                         Pennzoil Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, under which the total amount of securities authorized does not exceed 10%
                         of the total assets of Pennzoil Company and its subsidiaries on a consolidated basis.
       +*10(a)        -- 1978 Stock Option Plan of Pennzoil Company, as amended (Registration
                         No. 2-67268, Exhibit 4(a)).
       +*10(b)        -- 1981 Stock Option Plan of Pennzoil Company (Registration No. 2-76935,
                         Exhibit 4(a)).

       +*10(c)        -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)        -- Pennzoil Company Salary Continuation Plan (Pennzoil Company 10-K
                         (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(e)        -- Pennzoil Company Supplemental Disability Plan effective January 1,
                         1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591, Exhibit
                         5(y)).
       +*10(f)        -- Pennzoil Company Supplemental Life Insurance Plan effective January
                         1, 1978, as amended (Pennzoil Company 10-K (1980), SEC File No.
                         1-5591, Exhibit 10(g)).
       +*10(g)        -- Pennzoil Company Deferred Compensation Plan (Pennzoil Company 10-K
                         (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)        -- Specimen of Pennzoil Company Deferred Compensation Agreement
                         (Pennzoil Company 10-K (1982), SEC File No. 1-5591, Exhibit
                         10(j)(1)).
       +*10(i)        -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control (Pennzoil 10-Q (September
                         30, 1982), SEC File
                         No. 1-5591, Exhibit 28).
       +*10(j)        -- Pennzoil Company Section 415 Excess Benefit Agreements (Pennzoil
                         Company 10-Q (March 31, 1980), SEC File No. 1-5591, Exhibit 5).
       +*10(k)        -- Pennzoil Company Medical Expenses Reimbursement Plan effective
                         January 1, 1978 (Pennzoil Company 10-K(1977), SEC File No. 1-5591,
                         Exhibit 5(v)).
       +*10(l)        -- Pennzoil Company 1985 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 25, 1985), SEC File No.
                         1-5591, Exhibit B).
       +*10(m)        -- Pennzoil Company Executive Severance Plan (Pennzoil Company 10-K
                         (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)        -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 26, 1990), SEC File No. 1-5591,
                         Exhibit A).
       +*10(o)        -- Pennzoil Company 1990 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 26, 1990), SEC File No.
                         1-5591, Exhibit B).
       +*10(p)        -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil Company
                         definitive proxy material (April 13, 1993), SEC File No. 1-5591,
                         Exhibit A).
       +*10(q)        -- Pennzoil Company 1993 Conditional Stock Award Program (Pennzoil
                         Company definitive proxy material (April 13, 1993), SEC File No.
                         1-5591, Exhibit B).
          11          -- Computation of Ratio of Earnings to Fixed Charges for the years ended
                         December 31, 1995, 1994, 1993, 1992 and 1991.
          21          -- List of Subsidiaries of Pennzoil Company.
          23(a)       -- Consent of Arthur Andersen LLP.
          23(b)       -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)       -- Consent of Outtrim Szabo Associates Ltd.
          24          -- Powers of Attorney.
          27          -- Financial Data Schedule.
          99(a)       -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1995 relating to oil and gas reserves.
          99(b)       -- Summary of Reserve Report of Outtrim Szabo Associates, Ltd. as of
                         December 31, 1995 relating to oil and gas reserves.

---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     During the fourth quarter of 1995, Pennzoil filed a Current Report on Form 8-K with the SEC dated as of October 26, 1995 to report the issuance of a press release disclosing a cost reduction program, a reduction in quarterly dividend payments and third quarter 1995 earnings.

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

                                          Date: February 27, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE                    DATE
---------------------------------------------  ----------------------------  -------------------
               JAMES L. PATE                   Principal Executive Officer    February 27, 1996
---------------------------------------------  and Director
   (JAMES L. PATE, CHAIRMAN OF THE BOARD,
                PRESIDENT AND
          CHIEF EXECUTIVE OFFICER)

            DAVID P. ALDERSON, II              Principal Financial and        February 27, 1996
---------------------------------------------  Accounting Officer
(DAVID P. ALDERSON, II, GROUP VICE PRESIDENT
   -- FINANCE AND ACCOUNTING AND TREASURER)

            HOWARD H. BAKER, JR.*
               W. J. BOVAIRD*
           W. L. LYONS BROWN, JR.*
             ERNEST H. COCKRELL*                A majority of the Directors
              HARRY H. CULLEN*                       of the Registrant
               ALFONSO FANJUL*                                                February 27, 1996
              BERDON LAWRENCE*
              BRENT SCOWCROFT*
             CYRIL WAGNER, JR.*

      *By:       DAVID P. ALDERSON, II
-------------------------------------------
 (DAVID P. ALDERSON, II, ATTORNEY-IN-FACT)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets. Also, as discussed in Notes 1 and 6 to the Consolidated Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities and postemployment benefits as of January 1, 1994.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 23, 1996

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       PENNZOIL COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                       ------------------------------------------
                                                          1995            1994            1993
                                                       ----------      ----------      ----------
                                                             (EXPRESSED IN THOUSANDS EXCEPT
                                                                   PER SHARE AMOUNTS)
REVENUES
  Net sales..........................................  $2,385,287      $2,474,829      $2,477,467
  Investment and other income, net...................     104,699          88,114         304,900
                                                       ----------      ----------      ----------
                                                        2,489,986       2,562,943       2,782,367
COSTS AND EXPENSES
  Cost of sales......................................   1,537,737       1,543,605       1,543,054
  Selling, general and administrative expenses.......     419,530         388,365         372,473
  Depreciation, depletion and amortization (Note
     8)..............................................     325,119         539,186         330,979
  Impairment of long-lived assets (Note 1)...........     399,830          --              --
  Exploration expenses...............................      39,782          61,033          70,713
  Taxes, other than income...........................      51,315          59,207          66,159
  Interest charges (Note 8)..........................     198,579         485,668         190,968
  Interest capitalized...............................      (4,231)         (9,027)        (11,420)
                                                       ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAX......................    (477,675)       (505,094)        219,441
Income tax provision (benefit).......................    (172,533)       (221,355)         59,205
                                                       ----------      ----------      ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..........................................    (305,142)       (283,739)        160,236
Extraordinary items (Note 3).........................      --              --             (18,380)
Cumulative effect of change in accounting principle
  (Note 6)...........................................      --              (4,948)         --
                                                       ----------      ----------      ----------
NET INCOME (LOSS)....................................  $ (305,142)     $ (288,687)     $  141,856
                                                        =========       =========       =========
EARNINGS (LOSS) PER SHARE
  Total before extraordinary items and cumulative
     effect of change in accounting principle........  $    (6.60)     $    (6.16)     $     3.80
  Extraordinary items................................      --              --                (.44)
  Cumulative effect of change in accounting
     principle.......................................      --                (.11)         --
                                                       ----------      ----------      ----------
          TOTAL......................................  $    (6.60)     $    (6.27)     $     3.36
                                                        =========       =========       =========
DIVIDENDS PER COMMON SHARE...........................  $     2.50      $     3.00      $     3.00
                                                        =========       =========       =========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
                                                                      (EXPRESSED IN THOUSANDS)

CURRENT ASSETS
  Cash and cash equivalents........................................  $   23,615      $   24,884
  Receivables......................................................     335,876         460,248
  Inventories
     Crude oil, natural gas and sulphur............................      41,363          38,239
     Motor oil and refined products................................     119,830         126,019
  Materials and supplies, at average cost..........................      23,808          29,059
  Deferred income tax..............................................      26,452          19,735
  Other current assets.............................................      33,881          30,068
                                                                     ----------      ----------
          TOTAL CURRENT ASSETS.....................................     604,825         728,252
                                                                     ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and Gas, successful efforts method of accounting.............   4,724,836       4,806,532
  Motor Oil & Refined Products.....................................     967,518         864,032
  Franchise Operations.............................................     203,876         171,438
  Sulphur (Note 10)................................................      --             190,109
  Other............................................................     149,838         145,767
                                                                     ----------      ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT......................   6,046,068       6,177,878
  Less accumulated depreciation, depletion, amortization and
     valuation allowances..........................................   3,628,043       3,349,035
                                                                     ----------      ----------
          NET PROPERTY, PLANT AND EQUIPMENT........................   2,418,025       2,828,843
                                                                     ----------      ----------
OTHER ASSETS
  Marketable securities and other investments (Note 1).............     910,334         833,400
  Other............................................................     374,592         325,315
                                                                     ----------      ----------
          TOTAL OTHER ASSETS.......................................   1,284,926       1,158,715
                                                                     ----------      ----------
TOTAL ASSETS.......................................................  $4,307,776      $4,715,810
                                                                      =========       =========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
                                                                      (EXPRESSED IN THOUSANDS)

CURRENT LIABILITIES
  Current maturities of long-term debt.............................  $    2,263      $    1,760
  Notes payable (Note 3)...........................................      --             337,212
  Accounts payable.................................................     303,787         222,022
  Taxes accrued....................................................       2,487           5,574
  Interest accrued.................................................      35,358          33,066
  Payroll accrued..................................................      23,989          24,979
  Other current liabilities........................................      81,450          52,048
                                                                     ----------      ----------
          TOTAL CURRENT LIABILITIES................................     449,334         676,661
LONG-TERM DEBT, less current maturities............................   2,507,855       2,174,921
DEFERRED INCOME TAX................................................     227,941         371,644
OTHER LIABILITIES..................................................     286,414         288,320
                                                                     ----------      ----------
          TOTAL LIABILITIES........................................   3,471,544       3,511,546
                                                                     ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
  Common stock, $0.83 1/3 par -- authorized 100,000,000 shares and
     52,208,888 shares issued for 1995, authorized 75,000,000
     shares and 52,208,888 shares issued for 1994..................      43,507          43,507
  Additional capital...............................................     324,812         326,862
  Retained earnings................................................     627,257       1,047,993
  Net unrealized holding gain on marketable securities (Note 1)....     155,629         112,668
  Cumulative foreign currency translation adjustment and other.....      (2,036)           (848)
  Common stock in treasury, at cost, 5,838,810 shares in 1995
     and 6,081,726 shares in 1994..................................    (312,937)       (325,918)
                                                                     ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY...............................     836,232       1,204,264
                                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................  $4,307,776      $4,715,810
                                                                      =========       =========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------
                                              1995                   1994                   1993
                                      --------------------   --------------------   --------------------
                                      SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                      -------   ----------   -------   ----------   -------   ----------
                                                           (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.83 1/3 par --
  Authorized 100,000,000 shares for
     1995 and 75,000,000 shares for
     1994 and 1993
  Balance January 1 and December
     31..............................  52,209   $   43,507    52,209   $   43,507    52,209   $   43,507
                                      -------   ----------   -------   ----------   -------   ----------
ADDITIONAL CAPITAL
  Balance January 1..................              326,862                327,939                293,009
     Shares reissued.................               (2,050)                (1,077)                34,930
                                                ----------             ----------             ----------
  Balance December 31................              324,812                326,862                327,939
                                                ----------             ----------             ----------
RETAINED EARNINGS
  Balance January 1..................            1,047,993              1,474,741              1,459,069
     Net income (loss)...............             (305,142)              (288,687)               141,856
     Dividends on common stock.......             (115,594)              (138,061)              (126,184)
                                                ----------             ----------             ----------
  Balance December 31................              627,257              1,047,993              1,474,741
                                                ----------             ----------             ----------
NET UNREALIZED HOLDING GAIN ON
  MARKETABLE SECURITIES (Note 1)
  Balance January 1..................              112,668                106,796                 --
     Change in net unrealized holding
       gain..........................               42,961                  5,872                 --
                                                ----------             ----------             ----------
  Balance December 31................              155,629                112,668                 --
                                                ----------             ----------             ----------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1..................                 (848)                (2,746)                   705
     Translation adjustment..........               (1,176)                 1,886                 (3,446)
     Change in additional minimum
       pension liability.............                  (12)                    12                     (5)
                                                ----------             ----------             ----------
  Balance December 31................               (2,036)                  (848)                (2,746)
                                                ----------             ----------             ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1..................  (6,082)    (325,918)   (6,299)    (337,637)  (11,493)    (616,041)
     Shares acquired.................   --          --            (5)        (215)    --          --
     Shares reissued.................     243       12,981       222       11,934     5,194      278,404
                                      -------   ----------   -------   ----------   -------   ----------
  Balance December 31................  (5,839)    (312,937)   (6,082)    (325,918)   (6,299)    (337,637)
                                      -------   ----------   -------   ----------   -------   ----------
TOTAL SHAREHOLDERS' EQUITY...........  46,370   $  836,232    46,127   $1,204,264    45,910   $1,505,804
                                      =======    =========   =======    =========   =======    =========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                        ----------------------------------------
                                                          1995           1994           1993
                                                        ---------     ----------     -----------
                                                                (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................  $(305,142)    $ (288,687)    $   141,856
  Adjustments to reconcile net income (loss) to net
     cash
     provided by operating activities:
       Depreciation, depletion and amortization (Note
          8)..........................................    325,119        539,186         330,979
       Impairment of long-lived assets (Note 1).......    399,830         --             --
       Dry holes and impairments......................     11,448         34,162          51,140
       Deferred income tax............................   (175,446)      (115,215)        (77,475)
       Tax payment associated with IRS
          settlement (Note 8).........................     --           (261,696)        --
       Extraordinary loss on early extinguishment of
          debt........................................     --                 --          18,380
       Realized gains on sales of marketable
          securities and other investments............     --               (500)       (182,057)
       Gains on sales of assets.......................     (7,739)       (37,530)        (35,222)
       Non-cash and other nonoperating items..........     52,153         86,746          33,592
       Cumulative effect of change in accounting
          principle...................................     --              4,948         --
       Change in operating assets and liabilities
          (Note 1)....................................    146,813       (194,745)          5,684
                                                        ---------     ----------     -----------
          Net cash provided by (used in) operating
            activities................................    447,036       (233,331)        286,877
                                                        ---------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................................   (473,360)      (473,320)       (474,992)
  Acquisition of Viscosity Oil (Note 10)..............    (33,642)        --             --
  Acquisition of Co-enerco Resources Ltd. (Note 10)...     --           (230,924)             --
  Purchases of marketable securities and other
     investments......................................   (664,553)      (480,389)       (928,159)
  Proceeds from sales of marketable securities and
     other investments................................    655,482      1,160,106         981,101
  Proceeds from sales of assets.......................    192,316        117,090          97,102
  Other investing activities..........................     (7,368)       (41,523)          1,949
                                                        ---------     ----------     -----------
          Net cash provided by (used in) investing
            activities................................   (331,125)        51,040        (322,999)
                                                        ---------     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayments) of notes payable, net.........    131,722        (95,819)         93,685
  Debt repayments.....................................   (210,906)      (401,438)     (1,624,612)
  Proceeds from issuances of debt.....................     77,598        579,963       1,630,759
  Net proceeds from issuance of common stock..........     --                 --         303,300
  Dividends paid......................................   (115,594)      (138,061)       (126,184)
  Other financing activities..........................     --                255             717
                                                        ---------     ----------     -----------
          Net cash provided by (used in) financing
            activities................................   (117,180)       (55,100)        277,665
                                                        ---------     ----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     (1,269)      (237,391)        241,543
CASH AND CASH EQUIVALENTS, beginning of period........     24,884        262,275          20,732
                                                        ---------     ----------     -----------
CASH AND CASH EQUIVALENTS, end of period..............  $  23,615     $   24,884     $   262,275
                                                        =========      =========      ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  General Policies --

     The accompanying consolidated financial statements include all majority-owned subsidiaries of Pennzoil Company ("Pennzoil"). All significant intercompany accounts and transactions have been eliminated.

     Certain prior period items have been reclassified in the consolidated financial statements in order to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Realized gains on Pennzoil's remaining investment in Chevron common stock are subject to the exchange rights of holders of Pennzoil's $402.5 million outstanding principal amount of 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and $500.0 million outstanding principal amount of 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"), all of which are exchangeable at the option of the holders thereof for shares of Chevron common stock owned by Pennzoil. Reference is made to Note 3 for additional information. The fair market value of the shares of Chevron common stock held by Pennzoil as of December 31, 1995 and 1994 was $46.914 and $43.270, respectively per share, based on the closing transaction price for Chevron common stock reported on the NYSE on December 29, 1995 and December 30, 1994 of $52.375 and $44.625 per share, reduced by a $5.461 and $1.355 per share reserve, respectively, for exchange rights relating to Pennzoil's outstanding 6 1/2% Debentures and 4 3/4% Debentures.

     Adoption of SFAS No. 115 resulted in an increase in shareholders' equity of $106.8 million as of January 1, 1994, representing the net unrealized gain related to Pennzoil's investment in Chevron common stock. Prior year financial statements have not been restated to reflect the new accounting method. As of December 31, 1995 and December 31, 1994, the net unrealized after-tax gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $155.5 million and $112.7 million, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The cost, market value and unrealized gains related to Pennzoil's marketable securities are as follows:

                                                                                     UNREALIZED
AT DECEMBER 31                                               COST        MARKET       GAINS
                                                           --------     --------     --------
                                                                (EXPRESSED IN THOUSANDS)
1995
  Non-current marketable securities and other
     investments:
     Chevron Corporation common stock....................  $608,565     $847,792     $239,227
     Other marketable securities and investments.........    62,341       62,542          201
                                                           --------     --------     --------
  Total non-current marketable securities
     and other investments...............................  $670,906     $910,334     $239,428
                                                           ========     ========     ========
1994
  Non-current marketable securities and other
     investments:
     Chevron Corporation common stock....................  $608,565     $781,902     $173,337
     Other marketable securities and investments.........    51,498       51,498        --
                                                           --------     --------     --------
  Total non-current marketable securities
     and other investments...............................  $660,063     $833,400     $173,337
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

     Other income effects from marketable securities and other investments are discussed under the caption "Investment and Other Income, Net" below.

  Investment and Other Income, Net --

     Other revenues, net of related expenses, are included in "Investment and Other Income, Net," which consists of the following:

                                                             1995          1994          1993
                                                           --------      --------      --------
                                                                 (EXPRESSED IN THOUSANDS)
Interest income..........................................  $  9,411      $ 36,841      $ 11,002
Dividend income..........................................    34,850        33,766        60,496
Realized gains on sales of marketable securities and
  other investments......................................     --              500       182,057
Net gains on sales of assets.............................     7,739        37,530        35,222
Settlements and refunds..................................    25,913         1,793           824
Other income (expense), net..............................    26,786       (22,316)       15,299
                                                           --------      --------      --------
                                                           $104,699      $ 88,114      $304,900
                                                           ========      ========      ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $9.6 million in 1995 and $10.5 million in 1994. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $1.7 million in 1995 and $.9 million in 1994.

     At December 31, 1995 and 1994, current receivables included notes receivable of $7.5 million and $10.7 million, respectively. Other assets included long-term notes receivable of $40.5 million and $39.7 million at December 31, 1995 and 1994, respectively.

  Inventories --

     A majority of inventories is reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $111.7 million at December 31, 1995 and $122.2 million at December 31, 1994. The current cost of LIFO inventories was approximately $176.4 million and $182.5 million at December 31, 1995 and 1994, respectively.

  Oil and Gas Producing Activities --

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

     Exploratory drilling costs are capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploration costs are also expensed. All development costs are capitalized. Provision for depreciation, depletion and amortization expense ("DD&A") is determined on a field-by-field basis using the unit-of-production method. Estimated costs of future dismantlement and abandonment of wells and production platforms, net of salvage values, are accrued as part of DD&A using the unit-of-production method; actual costs are charged to accumulated depreciation, depletion and amortization.

     Pennzoil follows the sales method of accounting for natural gas imbalances. Under the sales method, revenue is recognized on all production delivered by Pennzoil to its purchasers, regardless of Pennzoil's ownership interest in the respective property. At December 31, 1995, Pennzoil's gas imbalance reflects a net underproduced position of 2.7 billion cubic feet of gas. The company expects to recover this imbalance from its co-owners through future production or alternative arrangements.

     In April 1995, Pennzoil Gas Marketing, an indirect wholly owned Pennzoil subsidiary, and BRING Gas Services Corp., a subsidiary of Brooklyn Union Gas Co., formed PennUnion Energy Services, L.L.C. ("PennUnion"), a 50-50 gas marketing joint venture. Pennzoil has committed over 90% of its natural gas production from the continental United States through March 31, 1998 to be marketed by PennUnion. During 1995, Pennzoil made natural gas sales to PennUnion totaling approximately $192.3 million, of which $1.9 million was due Pennzoil at December 31, 1995.

  Property, Plant and Equipment and Depreciation, Depletion and Amortization --

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain

                       PENNZOIL COMPANY AND SUBSIDIARIES
instances, SFAS No. 121 specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, certain proved oil and gas fields in North America were deemed to be impaired because they were not expected to individually recover their entire carrying value. The adoption of SFAS No. 121 resulted in Pennzoil recording a pretax charge of $399.8 million for asset impairments, of which $378.9 million was attributable to the impairment of Pennzoil's proved oil and gas properties. The fair values used in calculating the write-down required for such properties were determined by using the present value of expected future cash flows or estimates of market value based on transactions for comparable properties, as appropriate. Prior to the adoption of SFAS No. 121, Pennzoil periodically reviewed the carrying amounts of proven properties and an impairment reserve was provided as conditions warranted.

     Sulphur properties were generally depreciated and depleted on the unit-of-production method, except assets having an estimated life less than the estimated life of the mineral deposits, which were depreciated on the straight-line method. In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan") providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Reference is made to Note 10 for additional information.

     All other properties are depreciated on straight-line or accelerated methods in amounts calculated to allocate the cost of properties over their estimated useful lives.

     The estimated costs of major maintenance, including turnarounds at refineries, are accrued. Other expenditures for maintenance and repairs are charged against income as incurred. Renewals and improvements are treated as additions to property, plant and equipment, and items replaced are treated as retirements.

  Price Risk Management and Other Hedging Activities --

     Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices. Gains and losses on these instruments are recognized in income when the associated hedged commodities are sold, and realized gains or losses related to anticipated production are treated as deferred credits or charges and are included in other current liabilities or other current assets.

     Deferred losses included in other current assets in the accompanying balance sheet related to these hedging activities totaled $11.7 million at December 31, 1995. Reference is made to Notes 4 and 5 for additional information. There were no deferred gains or losses recorded on the company's balance sheet as of December 31, 1994. Prior to the hedging of its 1996 oil and natural gas production, Pennzoil's price risk management activities were not material to its results of operations.

     Pennzoil also periodically hedges some of its monetary liabilities and commitments denominated in foreign currencies. Gains and losses from foreign currency hedges were recognized in "Other Income" and were not material in 1995 or 1994.

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 8 for a discussion of amounts recorded for these liabilities.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Intangible Assets --

     Substantially all intangible assets, included in other assets in the accompanying consolidated balance sheet, relate to goodwill recognized in business combinations accounted for as purchases. Goodwill included in other assets in the accompanying consolidated balance sheet was $118.4 million at December 31, 1995 and $88.2 million at December 31, 1994, net of accumulated amortization of $26.3 million and $19.9 million, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded during 1995 and 1994 was $8.5 million and $7.1 million, respectively.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. Cash used in operating activities includes cash payments for interest (net of amounts capitalized) of $188.9 million, $469.3 million and $183.6 million in 1995, 1994 and 1993, respectively. Interest capitalized for 1995, 1994 and 1993 was $4.2 million, $9.0 million and $11.4 million, respectively. During 1995, Pennzoil received a cash tax refund, net of payments of $107.2 million. Income taxes paid, net of refunds, during 1994 and 1993 were $395.1 million and $5.5 million, respectively. Cash payments for interest and income taxes in 1994 include $294.3 million and $261.7 million, respectively, paid to the Internal Revenue Service ("IRS") resulting from the settlement of a dispute relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. Reference is made to Note 8 for additional information.

     Changes in operating assets and liabilities, net of effects from the purchases of equity interests in certain businesses acquired, consist of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                          -------------------------------------
                                                            1995          1994           1993
                                                          --------      ---------      --------
                                                                (EXPRESSED IN THOUSANDS)
Receivables
  Current federal income taxes receivable...............  $ (5,958)     $(107,404)     $ 27,597
  Other receivables.....................................     2,680            340       (27,662)
Inventories.............................................    10,923           (577)        3,263
Payables
  Current federal income taxes payable..................   101,446        (87,566)       87,566
  Accounts payable and accrued liabilities..............    73,725         35,151       (44,760)
Other assets and liabilities............................   (36,003)       (34,689)      (40,320)
                                                          --------      ---------      --------
                                                          $146,813      $(194,745)     $  5,684
                                                          ========      =========      ========

  Earnings Per Share --

     Earnings per share are computed based on the weighted average shares of common stock outstanding. The average shares used in earnings per share computations for the years 1995, 1994 and 1993 were 46,245,222, 46,013,506 and
42,187,739, respectively.

  Foreign Operations --

     Consolidated income (loss) from continuing operations before income tax includes losses from foreign operations of $99.8 million, $53.4 million and $17.3 million in 1995, 1994 and 1993, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

(2) INCOME TAXES --

  Accounting for Income Taxes --

     Pennzoil accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) for continuing operations consists of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                         ---------------------------------------
                                                           1995           1994           1993
                                                         ---------      ---------      ---------
                                                                (EXPRESSED IN THOUSANDS)
Current
  United States........................................  $   1,800      $(111,200)     $ 133,210
  Foreign..............................................        741          1,185            710
  State................................................        372          3,875          2,760
Deferred
  United States........................................   (142,627)      (115,067)       (80,947)
  Foreign..............................................    (24,039)        (1,306)          (236)
  State................................................     (8,780)         1,158          3,708
                                                         ---------      ---------       --------
                                                         $(172,533)     $(221,355)     $  59,205
                                                         =========      =========       ========

     Reference is made to Note 3 for information regarding the tax benefit applicable to the extraordinary loss on the early retirement of debt. In addition, reference is made to Note 6 for information regarding the deferred tax benefits applicable to the cumulative effect of the change in accounting for postemployment benefit costs.

     Pennzoil's net deferred tax liability is as follows:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
                                                                        (EXPRESSED IN
                                                                         THOUSANDS)
    Deferred tax liability.......................................  $ 463,239     $ 613,461
    Deferred tax asset...........................................   (283,029)     (277,428)
    Valuation allowance..........................................     21,279        15,876
                                                                   ---------     ---------
              Net deferred tax liability.........................  $ 201,489     $ 351,909
                                                                   =========     =========

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
                                                                   (EXPRESSED IN THOUSANDS)
    Investment in Chevron common stock...........................  $  56,708     $  56,708
    Unrealized gain on equity securities.........................     83,800        60,668
    Property, plant and equipment................................    260,788       424,603
    Proceeds from issuance of exchangeable debentures
      treated as option proceeds.................................     40,953        40,953
    Original issue discount on exchangeable debentures...........    (33,326)      (36,414)
    Alternative minimum tax credit carryforward..................    (74,608)      (72,305)
    Net operating loss carryforwards.............................    (30,098)      (22,021)
    Other, net...................................................   (124,007)     (116,159)
    Valuation allowance..........................................     21,279        15,876
                                                                   ---------     ---------
              Net deferred tax liability.........................  $ 201,489     $ 351,909
                                                                   =========     =========

     The increase in the valuation allowance in 1995 is primarily attributable to the increase in state net operating loss carryforwards.

     The principal items accounting for the difference in income taxes on income
(loss) from continuing operations computed at the federal statutory rate and income taxes as recorded are as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                             1995          1994          1993
                                                           ---------     ---------     --------
                                                                 (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at statutory rate........   $(167,187)    $(176,783)    $ 76,804
Increases (reductions) resulting from:
  Dividends received deduction..........................      (8,535)       (8,306)     (14,744)
  State income taxes, net...............................      (5,465)        3,271        4,204
  Taxes on foreign income in excess of statutory rate...        (618)        1,280          308
  Nondeductible goodwill................................      11,815         4,848        1,258
  Change in tax law.....................................          --            --       16,000
  Reversal of valuation allowance.......................          --       (44,043)     (25,500)
  Other, net............................................      (2,543)       (1,622)         875
                                                           ---------     ---------     --------
Income tax provision (benefit)..........................   $(172,533)    $(221,355)    $ 59,205
                                                           =========     =========     ========

     Reference is made to Note 8 for information regarding a settlement agreement entered into with the IRS in October 1994 relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

     As a result of the IRS settlement, Pennzoil reduced its tax basis in the shares of Chevron common stock beneficially owned by Pennzoil. In January 1995, Pennzoil filed an amended 1993 federal income tax return to reflect the increase in taxable income for the 1993 sale of shares of Chevron common stock, which was substantially offset by the utilization of a net operating loss carryforward. Reference is made to Note 1 for additional information. Realization of the net operating loss carryforward resulted in the 1994 reversal of a valuation allowance of approximately $44 million. The valuation allowance had previously been reduced in 1993 by $25.5 million to reflect the net operating loss utilization resulting from the 1993 sale of shares of Chevron common stock on a pre-settlement basis.

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     As of December 31, 1995, Pennzoil had a United States net operating loss carryforward of approximately $6 million, which is available to reduce future regular federal income taxes payable. Additionally, for purposes of determining alternative minimum tax, an approximately $4 million net operating loss is available to offset future alternative minimum taxable income. Utilization of these regular and alternative minimum tax net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2000 to 2006. In addition, Pennzoil has approximately $75 million of alternative minimum tax credits indefinitely available to reduce future regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Pennzoil also has state net operating loss carryforwards, the tax effect of which were approximately $28 million as of December 31, 1995. A valuation allowance of approximately $17 million has been established to offset the portion of the deferred tax asset related to loss carryforwards expected to expire before their utilization.

(3) DEBT --

     Debt outstanding was as follows:

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                      (EXPRESSED IN THOUSANDS)
Debentures and notes
  9 5/8% due 1999...................................................  $  200,000     $  200,000
  10 5/8% due 2001..................................................     150,000        150,000
  6 1/2% due 2003...................................................     402,500        402,500
  4 3/4% due 2003...................................................     500,000        500,000
  10 1/4% due 2005..................................................     250,000        250,000
  10 1/8% due 2009..................................................     200,000        200,000
  9% due 2017.......................................................      38,500         38,500
Revolving credit facilities with banks..............................     270,000        400,000
Jiffy Lube
  Contingent notes..................................................       5,795          9,052
  Mortgages.........................................................       2,885          3,143
  Other secured debt................................................       6,420         11,220
Commercial paper....................................................     343,934        243,892
Variable-rate credit arrangements...................................     125,000         93,320
Other (including debenture premiums and discounts)..................      15,084         12,266
                                                                      ----------     ----------
  Total debt, including current maturities..........................   2,510,118      2,513,893
Less amounts classified as short-term
  Commercial paper..................................................          --        243,892
  Variable-rate credit arrangements.................................          --         93,320
  Debentures, notes and other.......................................         606            167
  Jiffy Lube........................................................       1,657          1,593
                                                                      ----------     ----------
                                                                           2,263        338,972
                                                                      ----------     ----------
  Total long-term amount............................................  $2,507,855     $2,174,921
                                                                      ==========     ==========

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Pennzoil's current revolving credit facility with a group of banks provides for up to $600 million of unsecured revolving credit borrowings through May 28, 1996, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1997. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. Outstanding borrowings under Pennzoil's revolving credit facilities totaled $50.0 million and $205.0 million at December 31, 1995 and 1994, respectively. The average interest rate applicable to amounts outstanding under Pennzoil's revolving credit facilities was 6.10% and 4.69% during 1995 and 1994, respectively.

     Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, has a U.S. $185 million credit facility with a syndicate of banks, the borrowings under which are guaranteed by Pennzoil. Pennzoil Canada also has an additional working capital credit facility with a Canadian bank, the borrowings of which are guaranteed by Pennzoil. These facilities provide for revolving credit borrowings through May 28, 1996, with any outstanding borrowings on such date being converted into term credit facilities terminating on May 30, 1997. Combined borrowings under these facilities totaled U.S. $220.0 million and U.S. $195.0 million as of December 31, 1995 and December 31, 1994, respectively. The average interest rate applicable to amounts outstanding under these facilities was 6.16% and 5.27% during 1995 and 1994, respectively.

     In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its commercial paper programs from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $343.9 million and $243.9 million at December 31, 1995 and 1994, respectively, and are included in long-term debt and short-term notes payable, respectively, in the accompanying consolidated balance sheet. The average interest rates applicable to outstanding commercial paper were 6.13% and 4.43% during 1995 and 1994, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited aggregate borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $125.0 million and $93.3 million at December 31, 1995 and 1994, respectively, and are included in long-term debt and short-term notes payable, respectively, in the accompanying consolidated balance sheet. The average interest rates applicable to amounts outstanding under these arrangements were 5.95% and 4.31% during 1995 and 1994, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     As of December 31, 1995, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements totaled $468.9 million, all of which has been classified as long-term debt. Pennzoil does not intend or expect to use working capital in 1996 for the settlement of these borrowings and Pennzoil has the ability, by using existing revolving credit arrangements, to refinance this short-term debt on a long-term basis. Similar borrowings totaling $337.2 million were reflected as short-term debt as of December 31, 1994.

     The 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock beneficially owned by Pennzoil at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable. Pennzoil has deposited all 18,071,036 shares of Chevron common stock beneficially owned by Pennzoil with exchange agents for possible exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other

                       PENNZOIL COMPANY AND SUBSIDIARIES
lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the 18,071,036 shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     In 1993, Pennzoil redeemed an aggregate of $388.6 million principal amount of indebtedness. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in extraordinary charges of $18.4 million ($28.3 million before tax), or $.44 per share, in 1993.

     At December 31, 1995, maturities of long-term debt for the years ending December 31, 1996 to 2000 were $2.3 million, $747.8 million, $2.6 million, $200.4 million and $.6 million, respectively. These maturities include $270.0 million and $468.9 million in 1997 related to the maturities of Pennzoil's revolving credit facilities and borrowings under commercial paper and short-term variable-rate credit arrangements, respectively. Such maturities also include $5.8 million for the year ending December 31, 1997, related to non-interest bearing promissory notes of Jiffy Lube International, Inc. ("Jiffy Lube"), a wholly owned subsidiary of Pennzoil, the payment of which is contingent upon the future profitability of Jiffy Lube.

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

     In connection with the issuance of debt by Excel Paralubes ("Excel"), a partnership between Atlas Processing Company (an indirect wholly owned subsidiary of Pennzoil) ("Atlas") and Conoco Inc., Pennzoil has guaranteed to Excel and its lenders Atlas' obligations under Excel's project documents until completion of the lubricating base oil facility being constructed by Excel in Westlake, Louisiana. Prior to completion, these obligations include completing the project or retiring Atlas' portion of Excel's debt in accordance with its terms. The Pennzoil guarantee will terminate upon completion of the project and will be replaced by a guarantee by Pennzoil Products Company ("PPC"), a wholly owned subsidiary of Pennzoil. As of December 31, 1995, Atlas' portion of Excel's outstanding debt was $126.0 million.

     Other financial guarantees primarily relate to debt and lease obligation guarantees with expiration dates of up to twenty years issued to third parties to guarantee the performance of customers and franchisees in the fast-lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements. Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. The largest of these commitments is to provide a guarantee for letters of credit issued by third parties to meet the reinsurance requirements of Pennzoil's captive insurance subsidiary. This commitment has no stated maturity and is expected to vary in amount from year to year to meet the reinsurance requirements. Reserves established for reported and incurred but not reported insurance losses in the amount of $34.6 million and $35.4 million have been recognized in Pennzoil's consolidated balance sheet as of December 31, 1995 and 1994, respectively. The credit risk to Pennzoil is mitigated by the insurance subsidiary's portfolio of high-quality, short-term

                       PENNZOIL COMPANY AND SUBSIDIARIES
investments used to collateralize the letters of credit. At December 31, 1995, the market value of the collateral represented approximately 165% of the estimated credit risk.

     In connection with Pennzoil's disposition of Purolator Products Company ("Purolator") in 1992, Pennzoil entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which Pennzoil agreed that, for up to five years, in the event of the termination of any or all the employee benefit plans of Purolator that are subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the inability of the PBGC in good faith to collect the amounts of any unfunded benefit liabilities under Purolator's plans from Purolator or any person controlling Purolator, Pennzoil would guarantee up to $7.0 million of such unfunded benefit liabilities.

     Pennzoil has entered into forward exchange contracts to hedge some of its foreign currency exposure. Pennzoil has also utilized financial agreements and instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices. With respect to natural gas, as of December 31, 1995, Pennzoil had entered into transactions that committed an average of approximately 313,000 thousand cubic feet ("Mcf") of natural gas per day for 1996 to be sold at fixed prices (New York Mercantile Exchange ("NYMEX")-based) ranging from $1.73 to $2.67 per Mcf, with a weighted average price of $1.86 per Mcf. With respect to crude oil, as of December 31, 1995, Pennzoil had entered into transactions that committed an average of approximately 37,000 barrels of crude oil per day for 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 per barrel to $19.20 per barrel, with a weighted average price of $17.13 per barrel. Pennzoil conducts its price risk management program with major financial institutions and industry partners which the company believes present a minimal credit risk. Pennzoil is exposed to potential market risk if its physical markets for delivery do not substantially correlate with markets designated as indices in the financial instruments used for price risk management. To date, Pennzoil has not experienced significant credit or market risk losses related to its price risk management program.

     Following are the amounts related to Pennzoil's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance and forward foreign currency exchange contracts as of December 31, 1995 and 1994.

                                                                             CONTRACT OR
                                                                           NOTIONAL AMOUNTS
                                                                        ----------------------
                                                                          1995          1994
                                                                        --------       -------
                                                                            (EXPRESSED IN
                                                                              THOUSANDS)
Excel Paralubes financial guarantees.................................   $126,000       $    --
Other financial guarantees...........................................     10,096        13,981
Commitments to extend financial guarantees
  Guarantees of letters of credit....................................     26,941        16,469
  Other guarantees...................................................      9,418        29,460
Commitments to extend credit support, credit and other assistance....         --           705
Forward foreign currency exchange contracts..........................      3,436            --
                                                                         -------       -------
     Total...........................................................   $175,891       $60,615
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

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Concentrations of Credit Risk --

     Pennzoil extends credit to various companies in the oil and gas, motor oil and refined products and fast lube industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil's overall credit risk. However, management believes that consolidated receivables are well diversified, thereby reducing potential credit risk to Pennzoil, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1995. Pennzoil's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments with Off-Balance-Sheet Risk."

     At December 31, 1995, receivables related to these group concentrations in the oil and gas, motor oil and refined products and fast lube industries were $86.6 million, $260.6 million, and $26.4 million, respectively, compared with $128.1 million, $223.3 million and $31.8 million, respectively, at December 31, 1994.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS --

  Balance Sheet Financial Instruments --

     The carrying amounts of Pennzoil's short-term financial instruments, including cash equivalents, current marketable securities and other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments and on quoted market prices, where such prices are available.

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil's other balance sheet financial instruments.

                                               DECEMBER 31, 1995           DECEMBER 31, 1994
                                            -----------------------     -----------------------
                                                          ESTIMATED                   ESTIMATED
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                            ---------     ---------     ---------     ---------
                                                         (EXPRESSED IN THOUSANDS)
Notes receivable........................... $  46,290     $  47,483     $  49,532     $  46,776
Long-term investments......................   911,274       911,274       856,683       856,683
Long-term debt............................. 2,510,118     2,775,626     2,176,681     2,195,688

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument included above:

          Notes Receivable. The estimated fair value of notes receivable is based on discounting future cash flows using estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities.

          Long-Term Investments. The estimated fair value of long-term investments is based on quoted market prices at year end for those investments, adjusted for any reserves for debenture exchange rights, where applicable. Reference is made to Note 1 for additional information.

          Long-Term Debt. The estimated fair value of Pennzoil's long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Off-Balance Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $7.8 million and $8.5 million as of December 31, 1995 and December 31, 1994, respectively. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil to obtain third party letters of credit to relieve Pennzoil of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     The estimated value of amounts owed by Pennzoil under its open commodity price hedges was approximately $29.2 million as of December 31, 1995; such amounts (to the extent realized) are expected to be substantially offset by increases in the market prices of the underlying commodities. As of December 31, 1994, Pennzoil did not have any significant open commodity price hedges. The estimated value of Pennzoil's open commodity price hedges is the amount that Pennzoil would have to pay to terminate its hedge agreements, taking into account the creditworthiness of the hedge counterparties.

     The estimated value of amounts owed by Pennzoil under its foreign currency exchange contracts was $3.4 million as of December 31, 1995. Pennzoil did not have any open foreign currency exchange contracts as of December 31, 1994. The estimated value of Pennzoil's foreign currency exchange contracts represents the original contract amount adjusted using the year-end closing spot exchange rate. Reference is made to Note 4 for further information regarding off-balance sheet financial instruments.

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

     Net periodic pension cost for 1995, 1994 and 1993 included the following components:

                                                         1995           1994          1993
                                                       --------       --------       -------
                                                             (EXPRESSED IN THOUSANDS)
    Service cost -- benefits earned during the
      year..........................................   $  8,190       $  8,878       $ 7,892
    Interest cost on projected benefit
      obligations...................................     12,743         11,429         9,802
    Expected return on plan assets..................    (11,846)       (11,312)       (9,753)
    Net amortization and deferral...................      1,723          1,672           158
                                                       --------       --------       -------
              Net periodic pension cost.............   $ 10,810       $ 10,667       $ 8,099
                                                       ========       ========       =======

     Actual return on plans' assets was $47.6 million, $4.6 million and $2.6 million in 1995, 1994 and 1993, respectively.

     Assumptions used were:

                                                                    AS OF DECEMBER 31
                                                                --------------------------
                                                                1995       1994       1993
                                                                ----       ----       ----
    Discount rates...........................................   7.5%       8.5%       7.5%
    Weighted average rates of increase in compensation
      levels.................................................   4.6%       6.3%       6.4%
    Expected long-term rate of return on assets..............   9.0%       9.0%       8.0%

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet:

                                  DECEMBER 31, 1995                      DECEMBER 31, 1994
                        -------------------------------------  --------------------------------------
                         PLANS WHERE   PLANS WHERE              PLANS WHERE   PLANS WHERE
                        ASSETS EXCEED  ACCUMULATED             ASSETS EXCEED  ACCUMULATED
                         ACCUMULATED    BENEFITS      TOTAL     ACCUMULATED    BENEFITS       TOTAL
                          BENEFITS    EXCEED ASSETS   PLANS      BENEFITS    EXCEED ASSETS    PLANS
                        ------------- -------------  --------  ------------- -------------   --------
                                                  (EXPRESSED IN THOUSANDS)
Actuarial present value
  of benefit
  obligations:
  Vested benefit
     obligation........   $  50,326     $  95,496    $145,822     $41,419      $  73,388     $114,807
                          =========     =========    ========     =======      =========     ========
  Accumulated benefit
     obligation........   $  53,913     $ 112,607    $166,520     $44,049      $  87,520     $131,569
                          =========     =========    ========     =======      =========     ========
  Projected benefit
     obligation........   $  55,416     $ 129,407    $184,823     $44,060      $ 103,679     $147,739
Plan assets at fair
  value................      73,864       102,174     176,038      54,436         78,197      132,633
                          ---------     ---------     -------     -------       --------     --------
Projected benefit
  obligation (in excess
  of) less than plan
  assets...............      18,448       (27,233)     (8,785)     10,376        (25,482)     (15,106)
Unrecognized net
  gain.................     (15,908)      (10,961)    (26,869)     (7,436)          (596)      (8,032)
Prior service cost not
  yet recognized in net
  periodic pension
  cost.................       5,762        15,131      20,893       5,458         13,270       18,728
Unrecognized net
  obligation (asset)...      (1,408)          124      (1,284)     (1,637)           149       (1,488)
Minimum liability
  adjustment...........          --        (2,442)     (2,442)         --           (168)        (168)
                          ---------     ---------     -------     -------       --------     --------
Pension (liability)
  asset
  recognized in the
  consolidated
  balance sheet........   $   6,894     $ (25,381)   $(18,487)    $ 6,761      $ (12,827)    $ (6,066)
                          =========     =========    ========     =======      =========     ========

     The plans' assets include equity securities, common trust funds and various debt securities.

     Unrecognized prior service cost is amortized on a straight-line basis over a period equal to the average of the expected future service of active employees expected to receive benefits under the respective plans.

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     Net periodic postretirement benefit cost for 1995, 1994 and 1993 included the following components:

                                                              1995      1994      1993
                                                             ------    ------    ------
                                                              (EXPRESSED IN THOUSANDS)
        Service cost -- benefits attributed to service
          during the period................................. $1,217    $1,096    $1,085
        Interest cost on accumulated postretirement benefit
          obligation........................................  5,795     5,222     5,644
        Amortization of unrecognized net losses.............     81       259       297
                                                             ------    ------    ------
        Net periodic postretirement benefit cost............ $7,093    $6,577    $7,026
                                                             ======    ======    ======

     The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet at December 31, 1995 and 1994:

                                                                  1995          1994
                                                                 -------       -------
                                                                     (EXPRESSED IN
                                                                      THOUSANDS)
        Accumulated postretirement benefit obligation:
          Retirees............................................   $50,633       $49,991
          Fully eligible active plan participants.............     9,251         6,039
          Other active plan participants......................    15,552        10,223
                                                                 -------       -------
        Total accumulated postretirement benefit obligation...    75,436        66,253
        Unrecognized net loss from changes in assumptions.....    (9,976)       (3,576)
                                                                 -------       -------
        Accrued postretirement benefit cost...................   $65,460       $62,677
                                                                 =======       =======

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 5% through the year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $3.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.3 million.

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 were 7.5% and 8.5%, respectively.

  Contribution Plans --

     Pennzoil has defined contribution plans covering substantially all employees who have completed one year of service. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation are matched between 50% and 100% by Pennzoil. The cost of such company contributions totaled $10.7 million in 1995, $10.0 million in 1994 and $9.4 million in 1993.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Postemployment Benefits --

     Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amounts can be reasonably estimated. If those four conditions are not met, the employer should recognize the obligation to provide postemployment benefits when it is probable that a liability has been incurred and the amount can be reasonably estimated. Pennzoil recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of January 1, 1994 to reflect the cumulative effect of a change in accounting principle for periods prior to 1994.

(7) CAPITAL STOCK AND STOCK OPTIONS --

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 9,747,720 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1995. Pursuant to its authority to divide the preferred stock into a series, the Board of Directors in October 1994 designated 750,000 shares of preferred stock as a series of "Series A Junior Participating Preferred Stock." The Series A Junior Participating Preferred Stock is issuable upon the exercise of certain rights to purchase the Series A Junior Participating Preferred Stock ("Rights"). One Right was distributed with respect to each share of Pennzoil common stock outstanding at the close of business on November 11, 1994, and Rights are issuable with all subsequently issued shares of Pennzoil common stock prior to the date the Rights become exercisable or expire. The Rights are not currently exercisable or transferable apart from the Pennzoil common stock. Each Right entitles the holder to purchase from Pennzoil a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at $140 per share upon the occurrence of certain specified events.

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 27,862,924 shares of preference common stock. None of these shares were issued or outstanding at December 31, 1995. Dividend rights on any preference common stock are junior to the rights of any Pennzoil preferred stock and senior to the rights of Pennzoil common stock.

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

     At December 31, 1995, Pennzoil had 3,599,589 shares of common stock reserved for issuance upon the grant and exercise of stock options and the grant and maturity of conditional stock awards.

     At December 31, 1995, Pennzoil had nonqualified and incentive stock option plans covering a total of 3,440,017 shares of Pennzoil common stock (compared to 2,601,982 shares at December 31, 1994), of which 852,277 shares were available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1995, expiration dates for the outstanding options ranged from December 1997 to December 2005 and the average exercise price per share was $58.75. Payment of the exercise price may be made in cash or in shares of Pennzoil common stock previously owned by the optionee, valued at the then-current market value.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Additional information with respect to the stock option plans is as follows:

                                                          NUMBER OF SHARES         OPTION PRICE
                                                            UNDER OPTION         RANGE PER SHARE
                                                          ----------------     --------------------
Outstanding at December 31, 1994.......................       1,980,349        $48.3750 to $80.8125
  Granted..............................................         745,272        $39.0625 to $49.4375
  Exercised............................................              --
  Lapsed...............................................         125,916        $45.6250 to $80.3750
  Expired..............................................          11,965        $74.8750 to $80.3750
                                                              ---------
Outstanding at December 31, 1995.......................       2,587,740        $39.0625 to $80.8125
                                                              =========
Exercisable at December 31, 1995.......................       1,749,921        $45.6250 to $80.8125
                                                              =========

     In 1995, there were 26,411 units of common stock granted to selected employees under Pennzoil's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil common stock equal to the number of units granted. At December 31, 1995, units covering 82,675 shares of Pennzoil common stock were outstanding (compared to 79,778 shares at December 31, 1994). In 1995, 12,633 shares of Pennzoil common stock were distributed to selected employees upon maturity of awards granted under Pennzoil's conditional stock award programs. During 1995, units covering 10,881 shares of Pennzoil's common stock lapsed. These units had been granted in previous years under Pennzoil's conditional stock award programs.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established an elective new standard on accounting for stock-based compensation. SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans awarded after December 31, 1995 and encourages companies to adopt the accounting method set forth in SFAS No. 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to employees at the date of grant. Companies that elect not to follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects. Adoption of the standard for accounting purposes by Pennzoil would be required no later than the first quarter of 1996, although earlier implementation is permitted. Pennzoil is currently evaluating what effect, if any, SFAS No. 123 will have on its financial position and results of operations.

(8) COMMITMENTS AND CONTINGENCIES --

  Tax Settlement --

     In 1988, Pennzoil received $3.0 billion from Texaco Inc. ("Texaco") in settlement of all litigation between Pennzoil and Texaco arising out of Texaco's tortious interference with Pennzoil's contractual rights to purchase a minority interest in Getty Oil Company. From 1989 through 1991, Pennzoil acquired 32,944,100 shares of Chevron common stock with approximately $2.2 billion of the net Texaco settlement proceeds. For financial reporting purposes, Pennzoil reported an extraordinary gain of $1.656 billion (after expenses and estimated current and deferred taxes), or $42.62 per share, associated with the $3.0 billion in cash received from Texaco in April 1988. For federal income tax purposes, Pennzoil originally reported that it recognized no gain upon receipt of the $3.0 billion and that $366 million in legal and other costs incurred in the Texaco litigation was fully deductible. Pennzoil's reporting position was based on its belief that, under Section 1033 of the Internal Revenue Code, the $3.0 billion received from Texaco was an amount realized as a result of the involuntary conversion of property and that the Chevron shares were similar or related in service or use to the property converted by Texaco. A corollary of this position is that Pennzoil would have no tax basis in the Chevron shares. During 1990 and 1991, Pennzoil recalculated its 1988 federal income tax liability to recognize

                       PENNZOIL COMPANY AND SUBSIDIARIES
approximately $800 million of income, representing the excess of the $3.0 billion received from Texaco over the amount expended to acquire Chevron shares. As a result of these adjustments, current taxes were increased, and deferred taxes were decreased, by $120.4 million in 1990 and $13.2 million in 1991. In addition, Pennzoil paid interest on such taxes of $17.6 million during 1990 and $3.7 million in 1991.

     In January 1994, Pennzoil received a letter and examination report from the District Director of the IRS that proposed a tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. The examination report proposed two principal adjustments with which Pennzoil disagreed.

     The first adjustment challenged Pennzoil's position under Section 1033 of the Internal Revenue Code that (i) at least $2.2 billion of the $3.0 billion cash payment received from Texaco in 1988 in settlement of litigation was realized as a result of the involuntary conversion of property and (ii) the shares of Chevron common stock purchased with $2.2 billion of the net Texaco settlement proceeds were similar or related in service or use to the property converted by Texaco. The proposed tax deficiency relating to this proposed adjustment was $550.9 million, net of available offsets. Pennzoil estimated that the additional after-tax interest on this proposed deficiency was approximately $234.3 million as of December 31, 1993.

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

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum Company ("Pennzoil Petroleum") (subsequently renamed Pennzoil Exploration and Production Company ("PEPCO")), which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. Under the liability method of accounting for income taxes adopted by Pennzoil in December 1992, the excess of the amount of Pennzoil's investment in Pennzoil Petroleum capital stock for financial reporting purposes over the tax basis of such investment was not expected to result in future income tax liability. Accordingly, deferred income taxes attributable to the Chevron common stock exchanged in 1992, which taxes were originally provided when the Texaco settlement proceeds were received in 1988, were reflected as a reduction of the cost of Pennzoil's investment in Pennzoil Petroleum. As a result of the IRS settlement, Pennzoil increased the balance of its investment in Pennzoil Petroleum capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in DD&A recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and DD&A adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2 million. After consideration of available tax offsets, the IRS settlement resulted in a 1994 after-tax charge of $210.4 million, or $4.57 per share.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Curtailment Litigation --

     United Gas Pipe Line Company ("United"), a former subsidiary of Pennzoil, curtailed deliveries of natural gas to its customers in accordance with priorities contained in its tariffs during the 1970s and early 1980s. Several lawsuits filed by industrial and power plant "direct sale" customers for damages allegedly caused by curtailments were brought against United, and Pennzoil was joined as a defendant in five of these suits. The only remaining suit against United involving Pennzoil is an action filed in the United States District Court for the Southern District of Mississippi on November 14, 1974 by Mississippi Power Co. ("MPCo"), which alleges damages of approximately $44.7 million and seeks to have such damages trebled pursuant to federal antitrust laws. In related proceedings before the Federal Energy Regulatory Commission ("FERC"), MPCo has introduced evidence indicating that its claimed damages (before trebling) have increased to approximately $88.2 million. In 1977, the judge in the MPCo case referred certain issues to the FERC and stayed all proceedings pending action by the FERC. No action has been taken since 1977 to remove the stay. Pennzoil believes that it has no liability for any action it has taken or omitted to take, that it can successfully defend itself in the action and that the final outcome of these matters will not have a material adverse effect on its financial condition or results of operations.

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

     In connection with Pennzoil's disposition of Purolator in 1992, Pennzoil and Purolator entered into an indemnification agreement pursuant to which Pennzoil agreed to reimburse Purolator for the costs and expenses of certain environmental remediation activities at a plant operated by Purolator in Elmira Heights, New York, and certain environmental remediation activities, if any, required at one other site located near the Elmira facility and a landfill site located in Metamora, Michigan. Pennzoil had a reserve of $15.7 million and $16.2 million recorded with respect to its obligations under its indemnification agreement with Purolator as of December 31, 1995 and 1994, respectively.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1995 and 1994, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $38.1 million and $44.9 million, respectively, which amounts include reserves with respect to Pennzoil's obligations under its indemnification agreement with Purolator referred to in the previous paragraph. Of these reserves, $5.2 million and $8.8 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1995 and 1994, respectively, and $32.9 million and $36.1 million are reflected as other liabilities as of December 31, 1995 and 1994, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in

                       PENNZOIL COMPANY AND SUBSIDIARIES
large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

  Class Action --

     In April 1994, a lawsuit styled Lazy Oil, Inc. vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, was filed in the United States District Court for the Western District of Pennsylvania. Three other suits, Andreassi vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company and Thomas A. Miller Oil vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, and Wynnewood Drilling Associates v. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corporation; Pennzoil Company; and Pennzoil Products Company were also filed in 1994, containing allegations substantially identical to those in the Lazy Oil case. All four suits have been consolidated for discovery and trial. The consolidated case, styled Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and others similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company is currently pending in the United States District Court for the Western District of Pennsylvania, Erie Division. This class action suit brought by purchasers of "Penn Grade crude" alleges that, from 1981 to 1995, the defendants engaged in a combination and conspiracy in unreasonable restraint of trade in violation of Section 1 of the Sherman Act, by allegedly acting to fix, lower, maintain and stabilize the purchase price of "Penn Grade crude" sold by the plaintiffs and the other class members to the defendants. The plaintiffs also allege that the defendants have fraudulently concealed their alleged combination and conspiracy. The plaintiffs seek injunctive relief, alleged damages sustained by the plaintiffs and the class members and recovery of attorneys' fees and costs. Plaintiffs' motion for class certification was not opposed by defendants, and the Court has certified a class of plaintiffs consisting of all persons who sold "Penn Grade crude" to any of the defendants between 1981 and June 30, 1995. Quaker State and the plaintiffs have agreed on a proposed settlement of $4.4 million payable by Quaker State, which is pending before the court for approval. Pennzoil is contesting the case vigorously. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Ramco Dispute --

     In October 1995, PEPCO, Pennzoil International, Inc., Pennzoil Caspian Corporation and Pennzoil Caspian Development Corporation filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and the Pennzoil plaintiffs pursuant to the Federal Arbitration Act and the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea and which Pennzoil Caspian Development Corporation, the State Oil Company of the Azerbaijan Republic and other foreign oil companies have agreed to explore and develop. After the filing of the federal action, the Pennzoil plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the Pennzoil plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the Pennzoil plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco

                       PENNZOIL COMPANY AND SUBSIDIARIES
asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorneys fees, costs of court and other unspecified relief. In January 1996, the judge in the federal suit granted in part the Pennzoil plaintiffs' motion to compel arbitration and ordered arbitration to be held in Stockholm, Sweden. The Pennzoil plaintiffs and the Ramco defendants have each asked the judge to reconsider portions of his order. The court has not ruled upon the motions for reconsideration. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Rouseville Refinery Fire --

     In October 1995, an explosion and fire occurred at PPC's Rouseville refinery. Two PPC employees and three contractor employees were killed. Several other injuries were reported. Four lawsuits have been filed against PPC, alleging that PPC's negligence caused serious injury or death. All suits seek unspecified damages in excess of $25,000. The suits are pending in Allegheny County, Pennsylvania state court. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Other --

     Pennzoil and its subsidiaries are involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Pennzoil's consolidated financial condition or results of operations.

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

     Total operating lease rental expenses for Pennzoil (exclusive of oil and gas lease rentals) were $70.0 million, $63.5 million and $59.6 million for 1995, 1994 and 1993, respectively. Non-current capital lease obligations are classified as other liabilities in the accompanying consolidated balance sheet.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1995 are as follows:

                                                                           AMOUNTS PAYABLE
                                                                              AS LESSEE
                                                                      -------------------------
                                                                       CAPITAL        OPERATING
                                                                       LEASES          LEASES
                                                                      ---------       ---------
                                                                      (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1996................................................................  $  10,987       $  61,705
1997................................................................     11,217          49,634
1998................................................................     11,462          39,148
1999................................................................     11,525          34,567
2000................................................................     11,657          29,288
Thereafter..........................................................     90,599         148,650
                                                                       --------        --------
Net minimum future lease payments...................................  $ 147,447       $ 362,992
                                                                                       ========
Less interest.......................................................     71,876
                                                                       --------
Present value of net minimum lease payments at December 31, 1995....  $  75,571
                                                                       ========

     Assets recorded under capital lease obligations of $63.2 million and $18.4 million at December 31, 1995 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1995 are as follows:

                                                                         AMOUNTS RECEIVABLE
                                                                              AS LESSOR
                                                                       -----------------------
                                                                       DIRECT
                                                                      FINANCING      OPERATING
                                                                       LEASES          LEASES
                                                                       -------        --------
                                                                       (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1996.................................................................  $ 5,243        $ 12,291
1997.................................................................    5,348          11,565
1998.................................................................    5,508          10,496
1999.................................................................    5,571          10,378
2000.................................................................    5,656          10,187
Thereafter...........................................................   46,060          68,410
                                                                       -------        --------
Net minimum future lease receipts....................................  $73,386        $123,327
                                                                                      ========
Less unearned income.................................................   36,698
                                                                       -------
Net investment in direct financing leases at December 31, 1995.......  $36,688
                                                                       =======

(10) ACQUISITIONS AND DIVESTITURES --

  Acquisition of Viscosity Oil --

     In September 1995, PPC acquired the assets of the Viscosity Oil division ("Viscosity Oil") of Case Corporation for $33.6 million. The acquisition was financed by a combination of cash on hand and borrowings under Pennzoil's commercial paper facilities and short-term variable-rate credit arrangements. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Viscosity Oil subsequent to September 1995 have been included in Pennzoil's consolidated statement of income.

  Acquisition of Co-enerco Resources Ltd. --

     In June 1994, Pennzoil Canada, an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco Resources Ltd. ("Co-enerco"), a Canadian oil and gas exploration and production company operating in Alberta, northeastern British Columbia and southeastern Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition of Co-enerco and the repayment of Co-enerco's outstanding bank debt, which was financed primarily through two credit facilities. Reference is made to Note 3 for additional information. The acquisition of Co-enerco was accounted for using the purchase method of accounting, and the results of operations of Co-enerco subsequent to June 30, 1994 have been included in Pennzoil's consolidated statement of income.

  Sale of Domestic Sulphur Assets --

     In October 1994, Pennzoil entered into an agreement with Freeport-McMoRan providing for the sale by Pennzoil to Freeport-McMoRan of substantially all the domestic assets of Pennzoil's sulphur segment. The transaction was completed in January 1995. Pennzoil continues to operate its international sulphur business. As consideration under the agreement, Freeport-McMoRan assumed certain liabilities of Pennzoil relating to or arising out of the business of Pennzoil's sulphur segment, and Pennzoil will be entitled to receive a series of quarterly installment payments from Freeport-McMoRan for periods through December 31, 2014, subject to the prevailing market price of sulphur. The installment payments, recorded at their estimated fair value of $22.5 million as of September 30, 1994, may be terminated earlier by Freeport-McMoRan (through the exercise of a call option providing for a $65 million payment to Pennzoil), or by Pennzoil (through the

                       PENNZOIL COMPANY AND SUBSIDIARIES
exercise of a put option providing for a $10 million payment to Pennzoil). Neither the call option nor the put option may be exercised prior to January 1999. In connection with this transaction, Pennzoil's sulphur segment recorded a charge to depreciation, depletion and amortization expense of $50.2 million ($32.6 million after tax, or $.71 per share) in September 1994. As of December 31, 1995, Pennzoil has received $3.7 million in installment payments.

(11) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by industry segment is presented in Item 1, Business and Item 2, Properties of this Annual Report on Form 10-K.

                       PENNZOIL COMPANY AND SUBSIDIARIES

        SUPPLEMENTAL FINANCIAL AND STATISTICAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS(1) --

                                                                                         EARNINGS (LOSS)
                                                                                            PER SHARE
                                                         INCOME (LOSS)                ----------------------
                                                             BEFORE                      BEFORE
                                                           CUMULATIVE                  CUMULATIVE
                                                             EFFECT                      EFFECT
                                                          OF CHANGE IN       NET      OF CHANGE IN     NET
                                         OPERATING         ACCOUNTING      INCOME      ACCOUNTING     INCOME
                          REVENUES    INCOME (LOSS)(2)     PRINCIPLE       (LOSS)       PRINCIPLE     (LOSS)
1995                     -----------  ----------------   --------------   ---------   -------------   ------
                                          (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
First Quarter..........  $   635,340     $   68,083        $    2,743     $   2,743      $   .06      $  .06
Second Quarter.........      646,613         57,771            (4,790)       (4,790)        (.10)       (.10)
Third Quarter..........      600,012       (352,500)         (275,286)     (275,286)       (5.95)      (5.95)
Fourth Quarter.........      608,021         18,039           (27,809)      (27,809)        (.60)       (.60)
                          ----------      ---------         ---------     ---------       ------      ------
                         $ 2,489,986     $ (208,607)       $ (305,142)    $(305,142)     $ (6.60)     $(6.60)
                          ==========      =========         =========     =========       ======      ======
     1994
First Quarter..........  $   622,076     $   75,819        $   10,738     $   5,790      $   .24      $  .13
Second Quarter.........      651,809         87,410            16,810        16,810          .37         .37
Third Quarter..........      631,654       (167,844)         (299,802)     (299,802)       (6.51)      (6.51)
Fourth Quarter.........      657,404         42,486           (11,485)      (11,485)        (.25)       (.25)
                          ----------      ---------         ---------     ---------       ------      ------
                         $ 2,562,943     $   37,871        $ (283,739)    $(288,687)     $ (6.16)     $(6.27)
                          ==========      =========         =========     =========       ======      ======

---------------

(1) Reference is made to Notes 1, 6, 8 and 10 of Notes to Consolidated Financial Statements for information on items affecting quarterly results.

(2) Operating income (loss) is defined as net revenues less costs and operating expenses.

OIL AND GAS INFORMATION

  Estimated Quantities of Proved Oil and Gas Reserves

     Presented on the following page are Pennzoil's estimated net proved oil and gas reserves as of December 31, 1995, 1994 and 1993. Reserves in the United States are located onshore in all the main producing states (except Alaska) and offshore California, Louisiana and Texas. Foreign reserves are located in Azerbaijan, Canada and Venezuela.

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

                                            1995                        1994                        1993
                                   -----------------------     -----------------------     -----------------------
      PROVED OIL RESERVES          UNITED                      UNITED                      UNITED
     (MILLIONS OF BARRELS)         STATES    FOREIGN TOTAL     STATES    FOREIGN TOTAL     STATES    FOREIGN TOTAL
                                   -----     ---     -----     -----     ---     -----     -----     ---     -----
Proved developed and undeveloped
  reserves
  Beginning of year.............     205      15       220       199       2       201       218       2       220
    Revisions of previous
      estimates
      -- economics..............       4      --         4         6      --         6       (14)     --       (14)
      -- performance and
         other..................     (18)     (2)      (20)        2      (2)       --         7      --         7
    Extensions and
      discoveries(1)............      21       3        24        19       1        20        15      --        15
    Estimated production........     (22)     (2)      (24)      (24)     (2)      (26)      (24)     --       (24)
    Purchases of minerals in
      place(2)(3)...............       8      15        23         7      16        23         5      --         5
    Sales of minerals in
      place(3)..................     (23)     (3)      (26)       (4)     --        (4)       (8)     --        (8)
                                   -----     ---     -----     -----     ---     -----     -----     ---     -----
  End of year...................     175      26       201       205      15       220       199       2       201
                                   =====     ====    =====     =====     ====    =====     =====     ===     =====
Proved developed reserves
  Beginning of year.............     176      15       191       162       2       164       181       2       183
  End of year...................     151      11       162       176      15       191       162       2       164

                                            1995                        1994                        1993
                                   -----------------------     -----------------------     -----------------------
  PROVED NATURAL GAS RESERVES      UNITED                      UNITED                      UNITED
    (BILLIONS OF CUBIC FEET)       STATES    FOREIGN TOTAL     STATES    FOREIGN TOTAL     STATES    FOREIGN TOTAL
                                   -----     ---     -----     -----     ---     -----     -----     ---     -----
Proved developed and undeveloped
  reserves
  Beginning of year.............   1,341     204     1,545     1,453      38     1,491     1,617      35     1,652
    Revisions of previous
      estimates
      -- economics..............      21      (3)       18        (5)     (2)       (7)       (7)     --        (7)
      -- performance and
         other..................      33       8        41        20      (8)       12         6       1         7
    Extensions and
      discoveries(1)............     212      30       242       200      27       227       117       5       122
    Estimated production........    (218)    (20)     (238)     (244)    (12)     (256)     (220)     (3)     (223)
    Purchases of minerals in
      place(2)(3)...............      26       6        32        14     163       177        91      --        91
    Sales of minerals in
      place(3)..................    (160)    (11)     (171)      (97)     (2)      (99)     (151)     --      (151)
                                   -----     ---     -----     -----     ---     -----     -----     ---     -----
End of year.....................   1,255     214     1,469     1,341     204     1,545     1,453      38     1,491
                                   =====     ====    =====     =====     ====    =====     =====     ===     =====
Proved developed reserves(4)
  Beginning of year.............   1,242     192     1,434     1,306      35     1,341     1,412      34     1,446
  End of year...................   1,132     202     1,334     1,242     192     1,434     1,306      35     1,341

---------------

 (1) Foreign proved undeveloped reserves for 1995 include 1 million barrels of crude oil, condensate and natural gas liquids reserves and 5 billion cubic feet ("Bcf") of natural gas reserves attributable to an operating service agreement in Venezuela between Maraven, S.A., a Petroleos De Venezuela S.A. affiliate, and a joint venture between Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil, and Vinccler S.A. Under this agreement, all mineral rights are owned by the government of Venezuela. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

 (2) Purchases of minerals in place for 1994 include proved developed and undeveloped reserves attributable to Co-enerco as of the date of acquisition.

 (3) Purchases and sales of minerals in place for 1995 include 2 million barrels of oil and 16 Bcf of natural gas and 2 million barrels of oil and 54 Bcf of natural gas, respectively, associated with asset exchanges. Purchases and sales of minerals in place for 1994 include 8 million barrels of oil and 14 Bcf of natural gas and 2 million barrels of oil and 31 Bcf of natural gas, respectively, associated with asset exchanges. Purchases and sales of minerals in place for 1993 include 5 million barrels of oil and 91 Bcf of natural gas and 4 million barrels of oil and 93 Bcf of natural gas, respectively, associated with asset exchanges.

 (4) United States natural gas reserves for 1995, 1994 and 1993 exclude 156 Bcf, 161 Bcf and 162 Bcf, respectively, of carbon dioxide gas for sale or use in company operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The following table shows the aggregate capitalized costs related to oil and gas producing activities and related accumulated depreciation, depletion and amortization and valuation allowances.

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
                                                                              (EXPRESSED IN
                                                                                MILLIONS)
Capitalized costs
  Proved properties.....................................................   $ 4,512     $ 4,638
  Unproved properties...................................................       213         169
                                                                           -------     -------
                                                                             4,725       4,807
  Accumulated depreciation, depletion, amortization and valuation
     allowances.........................................................    (2,918)     (2,495)
                                                                           -------     -------
                                                                           $ 1,807     $ 2,312
                                                                           =======     =======

     The following table shows costs incurred in oil and gas producing activities (whether charged to expense or capitalized).

                                                     YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------------
                                    1995                     1994                      1993
                            --------------------     --------------------    ------------------------
                            UNITED                   UNITED                   UNITED
                            STATES  FOREIGN(1) TOTAL STATES  FOREIGN(1) TOTAL STATES   FOREIGN(1) TOTAL
                            ------  ---------- ----- ------  ---------- ----- ------   ---------- -----
                                                     (EXPRESSED IN MILLIONS)
Costs incurred in oil and
  gas producing activities
     Property
       acquisition(2)
       Unproved............ $  6      $  6     $ 12   $  6      $100    $106   $   4      $110   $  114
       Proved..............   66         4       70     13       189     202       2        --        2
     Exploration...........   86        41      127    149        12     161      97         7      104
     Development...........   95        22      117    177        11     188     160       --       160
                            ----      ----     ----   ----      ----    ----  ------      ----   ------
                            $253      $ 73     $326   $345      $312    $657  $  263      $117   $  380
                            ====      ====     ====   ====      ====    ====  ======      ====   ======

---------------

 (1) Total costs incurred during 1995, 1994 and 1993 include $13 million, $50 million and $114 million, respectively, related to Pennzoil's Azerbaijan activities. Costs incurred (reimbursed) for unproved property acquisition during 1995, 1994 and 1993 include approximately ($36) million, $48 million and $98 million, respectively, related to the gas utilization project in Azerbaijan. Pennzoil's investment in the gas utilization project is being recovered through partial credit toward Pennzoil's portion of the first bonus payment made by members of the consortium of foreign oil companies to the government of Azerbaijan, direct hard currency payments by the Azerbaijan government during 1995 and an interest in another project. Any remaining balance due from the government of Azerbaijan with respect to the gas utilization project will be creditable against the remaining bonus payments to be made to the Azerbaijan government by the consortium. Total costs incurred for North America in 1995 were $303 million.

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

                                                     YEAR ENDED DECEMBER 31
                             -----------------------------------------------------------------------
                                      1995                      1994                    1993
                             -----------------------    --------------------    --------------------
                             UNITED                    UNITED                  UNITED
                             STATES  FOREIGN  TOTAL    STATES  FOREIGN  TOTAL  STATES  FOREIGN  TOTAL
                             -----   -------  -----    ------  -------  -----  ------  -------  -----
                                                     (EXPRESSED IN MILLIONS)
Sales
  Outside customers......... $ 543    $ 58    $  601    $675    $ 13    $688    $731    $ 11    $742
  Other segments, at
     market.................   131      --       131     146      --     146     137      --     137
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
                               674      58       732     821      13     834     868      11     879
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
Costs and expenses
  Production costs
     Operating expenses.....   168      20       188     213      11     224     218       3     221
     Production, severance
       and property taxes...    34      --        34      38      --      38      43      --      43
  Technical support and
     other(1)...............    86      21       107      80      24     104      93      17     110
  Exploration expenses,
     including dry holes....    20      20        40      48      13      61      69       2      71
  Depreciation, depletion,
     amortization and
     valuation
     provisions(2)..........   564      86       650     396      16     412     273       2     275
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
                               872     147     1,019     775      64     839     696      24     720
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
Pretax results of
  operations................  (198)    (89)     (287)     46     (51)     (5)    172     (13)    159
Income tax expense
  (benefit).................   (73)    (27)     (100)     20     (15)      5      60      (4)     56
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
Results of operations....... $(125)   $(62)   $ (187)   $ 26    $(36)   $(10)   $112    $ (9)   $103
                             =====    ====    ======    ====    ====    ====    ====    ====    ====

---------------

(1) Foreign technical support and other during 1995, 1994 and 1993 includes approximately $4 million, $9 million and $7 million, respectively, related to Pennzoil's Azerbaijan activities.

(2) Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, Pennzoil recorded a pretax charge of $378.9 million as of July 1, 1995, to reflect the impairment of long-lived oil and gas assets. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 1 of Notes to Consolidated Financial Statements for additional information. In October 1994, Pennzoil settled a dispute with the IRS relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. As a result of the IRS settlement, Pennzoil increased the balance of its investment in Pennzoil Petroleum (subsequently renamed PEPCO) capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in DD&A recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. Reference is made to Note 8 for additional information.

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

                                                         YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------------
                                                1995                                1994
                                   -------------------------------     -------------------------------
                                   UNITED                              UNITED
                                   STATES      FOREIGN      TOTAL      STATES      FOREIGN      TOTAL
                                   -------     -------     -------     -------     -------     -------
                                                         (EXPRESSED IN MILLIONS)
Future cash inflows..............  $ 6,286      $ 628      $ 6,914     $ 5,262      $ 459      $ 5,721
Future production costs..........   (1,849)      (272)      (2,121)     (2,031)      (183)      (2,214)
Future development costs(1)......     (480)       (66)        (546)       (493)       (13)        (506)
                                   -------     -------     -------     -------     -------     -------
Future net cash flows before
  income taxes...................    3,957        290        4,247       2,738        263        3,001
10% annual discount for estimated
  timing of net cash flows before
  income taxes...................   (1,370)      (112)      (1,482)       (960)       (83)      (1,043)
                                   -------     -------     -------     -------     -------     -------
Present value of future net cash
  flows before income taxes......    2,587        178        2,765       1,778        180        1,958
Future income tax expense
  discounted at 10%(2)...........     (683)       (17)        (700)       (389)       (35)        (424)
                                   -------     -------     -------     -------     -------     -------
Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves...............  $ 1,904      $ 161      $ 2,065     $ 1,389      $ 145      $ 1,534
                                   =======      =====      =======     =======      =====      =======

---------------

(1) Includes future dismantlement and abandonment costs, net of salvage values.

(2) Future income taxes before discount were $1,081 million (U.S.) and $37 million (foreign) and $670 million (U.S.) and $53 million (foreign) for 1995 and 1994, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Changes in the Standardized Measure

     The following table sets forth the principal elements of the changes in the Standardized Measure for the years presented. All amounts are reflected on a discounted basis.

                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------
                                                                  1995        1994        1993
                                                                 ------      ------      ------
                                                                    (EXPRESSED IN MILLIONS)
Standardized measure -- beginning of period....................  $1,534      $1,723      $1,955
Revisions --
  Net changes in prices, net of production costs...............     740        (403)       (179)
  Revisions of quantity estimates..............................     (88)         24         (33)
  Changes in estimated future development costs................     (46)        (72)        (12)
  Accretion of discount........................................     195         226         252
  Changes in production rates (timing) and other...............    (111)        (92)        (79)
                                                                 ------      ------      ------
          Net Revisions........................................     690        (317)        (51)
                                                                 ------      ------      ------
Extensions, discoveries and improved recovery, net of future
  production and development costs.............................     550         322         275
Sales and transfers, net of production costs...................    (469)       (539)       (564)
Development costs incurred during the period that reduced
  future development costs.....................................     117         149         147
Net change in estimated future income taxes....................    (276)        111          29
Purchases of reserves in place.................................      68         173         162
Sales of reserves in place.....................................    (149)        (88)       (230)
                                                                 ------      ------      ------
Standardized measure -- end of period..........................  $2,065      $1,534      $1,723
                                                                 ======      ======      ======

                                 EXHIBIT INDEX

           3(b)       -- By-laws of Pennzoil Company, as amended through December 7, 1995.
          11          -- Computation of Ratio of Earnings to Fixed Charges for the years ended
                         December 31, 1995, 1994, 1993, 1992 and 1991.
          21          -- List of Subsidiaries of Pennzoil Company.
          23(a)       -- Consent of Arthur Andersen LLP.
          23(b)       -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)       -- Consent of Outtrim Szabo Associates Ltd.
          24          -- Powers of Attorney.
          27          -- Financial Data Schedule.
          99(a)       -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                         as of December 31, 1995 relating to oil and gas reserves.
          99(b)       -- Summary of Reserve Report of Outtrim Szabo Associates, Ltd. as of
                         December 31, 1995 relating to oil and gas reserves.