Form 10-K405/A
period 1995-12-31
PENNZOIL CO /DE/
filed 1996-03-12
CIK 77320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                           ON WHICH REGISTERED
---------------------------------------------------------------------------------------------
Common Stock, par value $0.83 1/3 per share      New York Stock Exchange
                                                 Pacific Stock Exchange

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

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K/A amends in their entirety the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

        Item 1.  Business.

        Item 2.  Properties.

        Item 6.  Selected Financial Data

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Item 8.  Financial Statements and Supplementary Data.

        Item 14. Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.

        Exhibit 27.  Financial Data Schedule

     Item 1. "Business" and Item 2. "Properties" are hereby amended to read in their entirety as follows:

                                       (i)

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

                                                             1995         1994         1993
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                        REVENUES
Oil and Gas.............................................   $ 732,356    $ 833,938    $ 878,630
Motor Oil & Refined Products............................   1,539,351    1,509,694    1,507,563
Franchise Operations....................................     289,222      258,102      219,865
Sulphur(1)..............................................          --       71,902       74,021
Other(2)................................................      87,133       59,673      258,129
Intersegment sales(3)...................................    (158,076)    (170,366)    (155,841)
                                                          ----------   ----------   ----------
                                                          $2,489,986   $2,562,943   $2,782,367
                                                          ==========   ==========   ==========
                OPERATING INCOME (LOSS)
Oil and Gas(4)..........................................   $  91,967    $  (4,901)   $ 159,180
Motor Oil & Refined Products(5).........................      12,044       41,767       90,029
Franchise Operations....................................      13,188        2,814      (17,573)
Sulphur(1)..............................................          --      (57,407)     (20,763)
Impairment of long-lived assets(6)......................    (399,830)          --           --
Other(2)................................................      74,024       55,598      253,668
                                                           ---------    ---------    ---------
          Total operating income (loss).................    (208,607)      37,871      464,541
Corporate administrative expense........................      74,720       66,324       65,552
Interest expense, net(4)................................     194,348      476,641      179,548
Income tax provision (benefit)..........................    (172,533)    (221,355)      59,205
                                                           ---------    ---------    ---------
Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle..............   $(305,142)   $(283,739)   $ 160,236
                                                           =========    =========    =========

                                             (Table continued on following page)

                                                             1995         1994         1993
                                                           ---------    ---------    ---------
                                                                (EXPRESSED IN THOUSANDS)
                  IDENTIFIABLE ASSETS
Oil and Gas(4)..........................................   $1,991,895   $2,529,188   $2,059,115
Motor Oil & Refined Products............................     871,506      704,271      656,313
Franchise Operations....................................     339,968      304,380      305,669
Sulphur(1)..............................................          --       53,309      100,888
Other...................................................     160,979      159,306      177,353
Corporate(4)............................................     943,483      966,009    1,590,766
Intersegment eliminations...............................         (55)        (653)      (3,901)
                                                           ---------    ---------    ---------
                                                           $4,307,776   $4,715,810   $4,886,203
                                                           =========    =========    =========
    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
Oil and Gas(4)..........................................   $ 270,792    $ 411,597    $ 275,489
Motor Oil & Refined Products(5).........................      30,458       51,877       27,014
Franchise Operations....................................      18,086       15,830       14,123
Sulphur(1)..............................................          --       54,375        8,386
Other...................................................         695          663          805
Corporate...............................................       5,088        4,844        5,162
                                                           ---------    ---------    ---------
                                                           $ 325,119    $ 539,186    $ 330,979
                                                           =========    =========    =========
                CAPITAL EXPENDITURES(7)
Oil and Gas(8)..........................................   $ 297,617    $ 630,432    $ 360,496
Motor Oil & Refined Products(9).........................     134,883       40,361       71,535
Franchise Operations....................................      40,773       18,937       21,701
Sulphur(1)..............................................          --        8,548        2,295
Other...................................................         504          761          329
Corporate...............................................       3,989        6,458       28,766
                                                           ---------    ---------    ---------
                                                           $ 477,766    $ 705,497    $ 485,122
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

     Information regarding ownership interests, prices, costs and other factual data was furnished to Ryder Scott and Outtrim Szabo by Pennzoil. To facilitate timely issuance of the reserve estimates, estimated production data were used for the last few months of each year. Pennzoil believes that use of the actual production data would not have resulted in any material change in the estimates of reserves or pretax future net cash flows.
                                             -----------------------------------

                                                                     TOTAL PROVED RESERVES
                                                                  ----------------------------
                                                                                   DECEMBER 31
                                                                  ----------------------------
                                                                    1995       1994       1993
                                                                  ------     ------     ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States.........................................          175        205        199
     Foreign(1)............................................           26         15          2
                                                                  ------     ------     ------
                                                                     201        220        201
                                                                  ======     ======     ======
Natural gas (billion cubic feet ("Bcf"))
     United States(2)......................................        1,255      1,341      1,453
     Foreign(1)............................................          214        204         38
                                                                  ------     ------     ------
                                                                   1,469      1,545      1,491
                                                                  ======     ======     ======
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(3)
     United States.........................................       $2,587     $1,778     $2,213
     Foreign...............................................          178        180         45
                                                                  ------     ------     ------
                                                                  $2,765     $1,958     $2,258
                                                                  ======     ======     ======
                                                                  ---------------------------------

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

     PPC is one of America's leading marketers of fuel injector and carburetor cleaners and other car care products under the GUMOUT(R) name. These products are sold primarily to the consumer through retail channels, but GUMOUT(R) has an increasing presence in the installed market (fast lubes, service stations, auto dealers, etc.). WOLF'S HEAD(R) lubricants are also marketed as a secondary value-priced line throughout the U.S., alongside the PENNZOIL(R) lubricants brand. In addition, PPC is a master distributor for GOJO(R) hand cleaner products, PRESTONE(R) antifreeze and FRIGC(R) FR-12TM refrigerant.

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

GOVERNMENT REGULATION

     Pennzoil's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas operations and economics are affected by the imposition, modification and removal of price controls, laws on taxation, fuel use restrictions and inducements, federal and state lands leasing policies and constantly changing administrative regulations and interpretations of those regulations.

     NATURAL GAS ACT, NATURAL GAS POLICY ACT AND NATURAL GAS WELLHEAD DECONTROL ACT. Until the last few years, Pennzoil and other natural gas producers were subject to comprehensive sales price and service regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act and the Natural Gas Policy Act of 1978 respecting all of their gas sales. Such regulation was scheduled to end as to certain categories of gas in 1979, 1985 and 1987, but not as to all other categories. However, the Natural Gas Wellhead Decontrol Act of 1989 provided for the phased elimination of all remaining federal natural gas pricing and sales regulation of "first sales", including all wellhead sales and sales by nonpipeline marketing entities, by January 1, 1993. As a result, all natural gas sales by Pennzoil can be made at market prices and free of any FERC-related service obligations.

     The FERC's pervasive rates and service jurisdiction over the interstate natural gas transportation industry was unaffected by the Natural Gas Wellhead Decontrol Act. However, as a result of the development in the early 1980's and continuation to date of a relative oversupply of gas relative to market demand and the "first sale" deregulation beginning in the mid-1980's, the FERC has taken several major steps to increase competition in the selling and purchasing of natural gas. These steps include issuance of a series of orders that have led to the restructuring of the interstate pipelines' rates and services and the granting to the pipelines' customers, producers and other nonpipeline natural gas merchants of open and nondiscriminatory access to the pipelines' transportation, storage and related services. Complementary FERC regulation over intrastate pipelines that transport gas in interstate commerce under Section 311 of the Natural Gas Policy Act of 1978 has also promoted FERC's "open access" policy. This restructuring has occurred over several years, culminating in 1992 with FERC's issuance of Order No. 636, which caused all interstate pipelines to restructure their services along open access principles, commencing with the 1993-1994 winter heating season. In addition to its industry-wide orders such as Order No. 636, FERC issued numerous individual pipeline orders in highly contested proceedings. Even though the implementation of Order No. 636 is essentially complete, many of the FERC's individual orders in the separate pipeline proceedings as well as Order No. 636 and the modifications thereof are subject to pending appellate review and could be substantially changed as a result of future judicial action. Oral arguments to the United States Court of Appeals for the District of Columbia Circuit were held in February 1996, and a decision is expected later in the year. Pennzoil cannot predict what action the reviewing courts or FERC may take on these matters.

     In recent years, the FERC also has pursued a number of other important policy initiatives that could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline-owned gathering facilities to the pipeline's nonregulated affiliate, (ii) the completion of a rulemaking involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's on-going efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling the operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market-based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as the so-called "spin-down" of previously-regulated gathering facilities by interstate pipelines to their affiliates, may have the adverse effect on some in the industry of increasing the cost of doing business as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin-downs," but it remains to be seen what effect these activities will have on access to markets and the costs of doing business. As to all of these recent FERC initiatives, the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact upon Pennzoil's activities. However, the general effect of the FERC's "open access" policy and the foregoing initiatives generally has been to enhance significantly the marketing flexibility of nonpipeline natural gas merchants such as Pennzoil.

     PETROLEUM PRICE CONTROL AND ALLOCATION LAWS. From time to time, the federal government has imposed allocation and price controls upon firms engaged in marketing crude oil and other petroleum products. However, since the 1981 lifting of federal price controls, sales of crude oil and other petroleum products have been entirely free from such regulations, allowing all sales to be made at market prices.

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

     Item 6. "Selected Financial Data" is hereby amended to read in its entirety as follows:

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                              YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                                 (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $2,490.0    $2,562.9    $2,782.4    $2,356.7    $2,314.8
Income (loss) from
  Continuing operations (1)................  $ (305.1)   $ (283.8)   $  160.3    $   17.4    $   40.1
  Discontinued operations (2)..............     --          --          --           11.7        29.9
  Extraordinary items (3)..................     --          --          (18.4)      (16.6)      --
  Cumulative effect of changes in
     accounting principles (4).............     --           (4.9)      --          115.7       (49.0)
                                             --------    --------    --------    --------    --------
Net income (loss)..........................  $ (305.1)   $ (288.7)   $  141.9    $  128.2    $   21.0
Earnings (loss) per share
  Continuing operations (1)................  $  (6.60)   $  (6.16)   $   3.80    $    .43    $    .99
  Discontinued operations (2)..............     --          --          --            .29         .74
                                             --------    --------    --------    --------    --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of changes in accounting
     principles............................  $  (6.60)   $  (6.16)   $   3.80    $    .72    $   1.73
  Extraordinary items (3)..................     --          --           (.44)       (.41)      --
  Cumulative effect of changes in
     accounting principles (4).............     --           (.11)      --           2.85       (1.21)
                                             --------    --------    --------    --------    --------
          Total............................  $  (6.60)   $  (6.27)   $   3.36    $   3.16    $    .52
Dividends per common share.................  $   2.50    $   3.00    $   3.00    $   3.00    $   3.00
Total assets...............................  $4,307.8    $4,715.8    $4,886.2    $4,457.2    $5,108.0
Debt
  Notes payable............................  $  468.9    $  337.2    $  433.0    $  339.3    $  291.0
  Long-term debt, including current
     maturities, and capital lease
     obligations...........................   2,116.8     2,254.6     2,077.8     2,031.7     2,321.7
                                             --------    --------    --------    --------    --------
Total debt.................................  $2,585.7    $2,591.8    $2,510.8    $2,371.0    $2,612.7
Total shareholders' equity (5).............  $  836.2    $1,204.3    $1,505.8    $1,180.2    $1,164.1

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

 (5) Reference is made to Note 1 of Notes to Consolidated Financial Statements.

     Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby amended to read in its entirety as follows:

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

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and Other Income, Net" which consists of the following:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                             (EXPRESSED IN THOUSANDS)
    Interest income....................................  $  9,411     $ 36,841     $ 11,002
    Dividend income....................................    34,850       33,766       60,496
    Realized gains on sales of marketable securities
      and other investments............................     --             500      182,057
    Net gains on sales of assets.......................     7,739       37,530       35,222
    Settlements and refunds............................    25,913        1,793          824
    Other income (expense), net........................    26,786      (22,316)      15,299
                                                         --------     --------     --------
                                                         $104,699     $ 88,114     $304,900
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

     PRICE RISK MANAGEMENT. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices. The primary purpose of the program, as it relates to 1996 crude oil and natural gas production, is to help provide Pennzoil with sufficient cash from operations in 1996 to fund its capital spending program without increasing debt. As of December 31, 1995, Pennzoil had entered into transactions that committed an average of approximately 313,000 Mcf of natural gas per day for 1996 to be sold at fixed prices (New York Mercantile Exchange

("NYMEX")-based) ranging from $1.73 to $2.67 per Mcf, with a weighted average price of $1.86 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37,000 barrels of crude oil per day for 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 per barrel to $19.20 per barrel, with a weighted average price of $17.13 per barrel. As of February 23, 1996, Pennzoil had entered into transactions that committed an average of approximately 273,000 Mcf of natural gas per day for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $1.73 to $2.86 per Mcf, with the weighted average price of $1.80 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37,000 barrels of crude oil per day for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 to $18.86 per barrel, with a weighted average price of $17.07 per barrel. Pennzoil will constantly review and may alter its hedged positions as conditions change. Pennzoil has not hedged crude oil or natural gas prices beyond 1996.

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

     CREDIT FACILITIES. In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its commercial paper programs from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $343.9 and $243.9 million at December 31, 1995 and December 31, 1994, respectively. The average interest rates applicable to outstanding commercial paper were 6.13% and 4.43% during 1995 and 1994, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited aggregate borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $125.0 million and $93.3 million at December 31, 1995 and 1994, respectively. The average interest rates applicable to amounts outstanding under these arrangements were 5.95% and 4.31% during 1995 and 1994, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

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

     WORKING CAPITAL AND CLASSIFICATION OF BORROWINGS UNDER CREDIT
FACILITIES. As of December 31, 1995 and December 31, 1994, aggregate borrowings under Pennzoil's commercial paper programs and short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable-rate credit arrangements, collectively, the "short-term facilities") and Pennzoil's revolving credit facilities totaled $738.9 million and $737.2 million, respectively. Borrowings under the short-term facilities are classified as short-term debt, and borrowings under the revolving credit facilities are classified as long-term debt. However, Pennzoil uses these credit arrangements interchangeably to fund operating and capital expenditures, and the classification of borrowings as either short-term or long-term does not affect Pennzoil's determination of the appropriate credit facility under which to borrow. Rather, within credit limits, Pennzoil borrows at any given time under the credit facility with the lowest prevailing interest rate. As a result, Pennzoil's working capital, a component of which is short-term debt, can be materially affected by prevailing interest rates under its credit facilities and the resulting mix of borrowings under such credit facilities. As of December 31, 1995, borrowings under short-term facilities totaled $468.9 million, borrowings under revolving credit facilities totaled $270.0 million, and Pennzoil had a working capital deficit of $313.4 million. If all $468.9 million in borrowings under the short-term facilities as of December 31, 1995 had instead been borrowed under Pennzoil's current revolving credit facility (which had $550.0 million in unused credit capacity available as of December 31, 1995), Pennzoil would have had positive working capital of $155.5 million as of December 31, 1995.

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

     Item 8. "Financial Statements and Supplementary Data" is hereby amended to read in its entirety as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil, together with the report thereon of Arthur Andersen LLP dated February 23, 1996 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-39 hereof. (See Item 14 for Index.)

     Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" is hereby amended to read in its entirety as follows:

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

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial and Statistical Information -- Unaudited" beginning on page F-33.

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
                                                                      =========       =========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
                                                                      (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Current maturities of long-term debt.............................  $    2,263      $    1,760
  Notes payable....................................................     468,934         337,212
  Accounts payable.................................................     303,787         222,022
  Taxes accrued....................................................       2,487           5,574
  Interest accrued.................................................      35,358          33,066
  Payroll accrued..................................................      23,989          24,979
  Other current liabilities........................................      81,450          52,048
                                                                     ----------      ----------
          TOTAL CURRENT LIABILITIES................................     918,268         676,661
LONG-TERM DEBT, less current maturities............................   2,038,921       2,174,921
DEFERRED INCOME TAX................................................     227,941         371,644
OTHER LIABILITIES..................................................     286,414         288,320
                                                                     ----------      ----------
          TOTAL LIABILITIES........................................   3,471,544       3,511,546
                                                                     ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
  Common stock, $0.83 1/3 par -- authorized 100,000,000 shares and
     52,208,888 shares issued for 1995, authorized 75,000,000
     shares and 52,208,888 shares issued for 1994..................      43,507          43,507
  Additional capital...............................................     324,812         326,862
  Retained earnings................................................     627,257       1,047,993
  Net unrealized holding gain on marketable securities (Note 1)....     155,629         112,668
  Cumulative foreign currency translation adjustment and other.....      (2,036)           (848)
  Common stock in treasury, at cost, 5,838,810 shares in 1995
     and 6,081,726 shares in 1994..................................    (312,937)       (325,918)
                                                                     ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY...............................     836,232       1,204,264
                                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................  $4,307,776      $4,715,810
                                                                      =========       =========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------
                                              1995                   1994                   1993
                                      --------------------   --------------------   --------------------
                                      SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                      -------   ----------   -------   ----------   -------   ----------
                                                           (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.83 1/3 par --
  Authorized 100,000,000 shares for
     1995 and 75,000,000 shares for
     1994 and 1993
  Balance January 1 and December
     31..............................  52,209   $   43,507    52,209   $   43,507    52,209   $   43,507
                                      -------   ----------   -------   ----------   -------   ----------
ADDITIONAL CAPITAL
  Balance January 1..................              326,862                327,939                293,009
     Shares reissued.................               (2,050)                (1,077)                34,930
                                                ----------             ----------             ----------
  Balance December 31................              324,812                326,862                327,939
                                                ----------             ----------             ----------
RETAINED EARNINGS
  Balance January 1..................            1,047,993              1,474,741              1,459,069
     Net income (loss)...............             (305,142)              (288,687)               141,856
     Dividends on common stock.......             (115,594)              (138,061)              (126,184)
                                                ----------             ----------             ----------
  Balance December 31................              627,257              1,047,993              1,474,741
                                                ----------             ----------             ----------
NET UNREALIZED HOLDING GAIN ON
  MARKETABLE SECURITIES (Note 1)
  Balance January 1..................              112,668                106,796                 --
     Change in net unrealized holding
       gain..........................               42,961                  5,872                 --
                                                ----------             ----------             ----------
  Balance December 31................              155,629                112,668                 --
                                                ----------             ----------             ----------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1..................                 (848)                (2,746)                   705
     Translation adjustment..........               (1,176)                 1,886                 (3,446)
     Change in additional minimum
       pension liability.............                  (12)                    12                     (5)
                                                ----------             ----------             ----------
  Balance December 31................               (2,036)                  (848)                (2,746)
                                                ----------             ----------             ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1..................  (6,082)    (325,918)   (6,299)    (337,637)  (11,493)    (616,041)
     Shares acquired.................   --          --            (5)        (215)    --          --
     Shares reissued.................     243       12,981       222       11,934     5,194      278,404
                                      -------   ----------   -------   ----------   -------   ----------
  Balance December 31................  (5,839)    (312,937)   (6,082)    (325,918)   (6,299)    (337,637)
                                      -------   ----------   -------   ----------   -------   ----------
TOTAL SHAREHOLDERS' EQUITY...........  46,370   $  836,232    46,127   $1,204,264    45,910   $1,505,804
                                      =======   ==========   =======   ==========   =======   ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                        ----------------------------------------
                                                          1995           1994           1993
                                                        ---------     ----------     -----------
                                                                (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................  $(305,142)    $ (288,687)    $   141,856
  Adjustments to reconcile net income (loss) to net
     cash
     provided by operating activities:
       Depreciation, depletion and amortization (Note
          8)..........................................    325,119        539,186         330,979
       Impairment of long-lived assets (Note 1).......    399,830         --             --
       Dry holes and impairments......................     11,448         34,162          51,140
       Deferred income tax............................   (175,446)      (115,215)        (77,475)
       Tax payment associated with IRS
          settlement (Note 8).........................     --           (261,696)        --
       Extraordinary loss on early extinguishment of
          debt........................................     --                 --          18,380
       Realized gains on sales of marketable
          securities and other investments............     --               (500)       (182,057)
       Gains on sales of assets.......................     (7,739)       (37,530)        (35,222)
       Non-cash and other nonoperating items..........     52,153         86,746          33,592
       Cumulative effect of change in accounting
          principle...................................     --              4,948         --
       Change in operating assets and liabilities
          (Note 1)....................................    146,813       (194,745)          5,684
                                                        ---------     ----------     -----------
          Net cash provided by (used in) operating
            activities................................    447,036       (233,331)        286,877
                                                        ---------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................................   (473,360)      (473,320)       (474,992)
  Acquisition of Viscosity Oil (Note 10)..............    (33,642)        --             --
  Acquisition of Co-enerco Resources Ltd. (Note 10)...     --           (230,924)             --
  Purchases of marketable securities and other
     investments......................................   (664,553)      (480,389)       (928,159)
  Proceeds from sales of marketable securities and
     other investments................................    655,482      1,160,106         981,101
  Proceeds from sales of assets.......................    192,316        117,090          97,102
  Other investing activities..........................     (7,368)       (41,523)          1,949
                                                        ---------     ----------     -----------
          Net cash provided by (used in) investing
            activities................................   (331,125)        51,040        (322,999)
                                                        ---------     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayments) of notes payable, net.........    131,722        (95,819)         93,685
  Debt repayments.....................................   (210,906)      (401,438)     (1,624,612)
  Proceeds from issuances of debt.....................     77,598        579,963       1,630,759
  Net proceeds from issuance of common stock..........     --                 --         303,300
  Dividends paid......................................   (115,594)      (138,061)       (126,184)
  Other financing activities..........................     --                255             717
                                                        ---------     ----------     -----------
          Net cash provided by (used in) financing
            activities................................   (117,180)       (55,100)        277,665
                                                        ---------     ----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     (1,269)      (237,391)        241,543
CASH AND CASH EQUIVALENTS, beginning of period........     24,884        262,275          20,732
                                                        ---------     ----------     -----------
CASH AND CASH EQUIVALENTS, end of period..............  $  23,615     $   24,884     $   262,275
                                                        =========     ==========     ===========

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

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) for continuing operations consists of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                         ---------------------------------------
                                                           1995           1994           1993
                                                         ---------      ---------      ---------
                                                                (EXPRESSED IN THOUSANDS)
Current
  United States........................................  $   1,800      $(111,200)     $ 133,210
  Foreign..............................................        741          1,185            710
  State................................................        372          3,875          2,760
Deferred
  United States........................................   (142,627)      (115,067)       (80,947)
  Foreign..............................................    (24,039)        (1,306)          (236)
  State................................................     (8,780)         1,158          3,708
                                                         ---------      ---------      ---------
                                                         $(172,533)     $(221,355)     $  59,205
                                                         =========      =========      =========

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

(3) DEBT --

     Debt outstanding was as follows:

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                      (EXPRESSED IN THOUSANDS)
Debentures and notes
  9 5/8% due 1999...................................................  $  200,000     $  200,000
  10 5/8% due 2001..................................................     150,000        150,000
  6 1/2% due 2003...................................................     402,500        402,500
  4 3/4% due 2003...................................................     500,000        500,000
  10 1/4% due 2005..................................................     250,000        250,000
  10 1/8% due 2009..................................................     200,000        200,000
  9% due 2017.......................................................      38,500         38,500
Revolving credit facilities with banks..............................     270,000        400,000
Jiffy Lube
  Contingent notes..................................................       5,795          9,052
  Mortgages.........................................................       2,885          3,143
  Other secured debt................................................       6,420         11,220
Commercial paper....................................................     343,934        243,892
Variable-rate credit arrangements...................................     125,000         93,320
Other (including debenture premiums and discounts)..................      15,084         12,266
                                                                      ----------     ----------
  Total debt, including current maturities..........................   2,510,118      2,513,893
Less amounts classified as short-term:
  Commercial paper..................................................     343,934        243,892
  Variable-rate credit arrangements.................................     125,000         93,320
  Debentures, notes and other.......................................         606            167
  Jiffy Lube........................................................       1,657          1,593
                                                                      ----------     ----------
                                                                         471,197        338,972
                                                                      ----------     ----------
  Total long-term amount............................................  $2,038,921     $2,174,921
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

     In February 1995, Pennzoil's Board of Directors increased the limit on the aggregate amount of commercial paper that Pennzoil may issue under its commercial paper programs from $250.0 million to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $343.9 million and $243.9 million at December 31, 1995 and 1994, respectively, and are included in notes payable in the accompanying consolidated balance sheet. The average interest rates applicable to outstanding commercial paper were 6.13% and 4.43% during 1995 and 1994, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil's Board of Directors has limited aggregate borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $125.0 million and $93.3 million at December 31, 1995 and 1994, respectively, and are included in notes payable in the accompanying consolidated balance sheet. The average interest rates applicable to amounts outstanding under these arrangements were 5.95% and 4.31% during 1995 and 1994, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     As of December 31, 1995 and December 31, 1994, aggregate borrowings under Pennzoil's commercial paper programs and short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable-rate credit arrangements, collectively, the "short-term facilities") and Pennzoil's revolving credit facilities totaled $738.9 million and $737.2 million, respectively. Borrowings under the short-term facilities are classified as short-term debt, and borrowings under the revolving credit facilities are classified as long-term debt. However, Pennzoil uses these credit arrangements interchangeably to fund operating and capital expenditures, and the classification of borrowings as either short-term or long-term does not affect Pennzoil's determination of the appropriate credit facility under which to borrow. Rather, within credit limits, Pennzoil borrows at any given time under the credit facility with the lowest prevailing interest rate. As a result, Pennzoil's working capital, a component of which is short-term debt, can be materially affected by prevailing interest rates under its credit facilities and the resulting mix of borrowings under such credit facilities. As of December 31, 1995, borrowings under short-term facilities totaled $468.9 million, borrowings under revolving credit facilities totaled $270.0 million, and Pennzoil had a working capital deficit of $313.4 million. If all $468.9 million in borrowings under the short-term facilities as of December 31, 1995 had instead been borrowed under Pennzoil's current revolving credit facility (which had $550.0 million in unused credit capacity available as of December 31, 1995), Pennzoil would have had positive working capital of $155.5 million as of December 31, 1995.

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     At December 31, 1995, maturities of long-term debt for the years ending December 31, 1996 to 2000 were $2.3 million, $278.9 million, $2.6 million, $200.4 million and $.6 million, respectively. These maturities include $270.0 million in 1997 related to maturities of borrowings under Pennzoil's revolving credit facilities. Such maturities also include $5.8 million for the year ending December 31, 1997, related to non-interest bearing promissory notes of Jiffy Lube International, Inc. ("Jiffy Lube"), a wholly owned subsidiary of Pennzoil, the payment of which is contingent upon the future profitability of Jiffy Lube.

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

     Other financial guarantees primarily relate to debt and lease obligation guarantees with expiration dates of up to twenty years issued to third parties to guarantee the performance of customers and franchisees in the fast-lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance

                       PENNZOIL COMPANY AND SUBSIDIARIES
equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements. Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. The largest of these commitments is to provide a guarantee for letters of credit issued by third parties to meet the reinsurance requirements of Pennzoil's captive insurance subsidiary. This commitment has no stated maturity and is expected to vary in amount from year to year to meet the reinsurance requirements. Reserves established for reported and incurred but not reported insurance losses in the amount of $34.6 million and $35.4 million have been recognized in Pennzoil's consolidated balance sheet as of December 31, 1995 and 1994, respectively. The credit risk to Pennzoil is mitigated by the insurance subsidiary's portfolio of high-quality, short-term investments used to collateralize the letters of credit. At December 31, 1995, the market value of the collateral represented approximately 165% of the estimated credit risk.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil's other balance sheet financial instruments.

                                               DECEMBER 31, 1995           DECEMBER 31, 1994
                                            -----------------------     -----------------------
                                                          ESTIMATED                   ESTIMATED
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                            ---------     ---------     ---------     ---------
                                                         (EXPRESSED IN THOUSANDS)
Notes receivable........................... $  46,290     $  47,483     $  49,532     $  46,776
Long-term investments......................   911,274       911,274       856,683       856,683
Long-term debt............................. 2,041,184     2,306,692     2,176,681     2,195,688

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     Assumptions used were:

                                                                    AS OF DECEMBER 31
                                                                --------------------------
                                                                1995       1994       1993
                                                                ----       ----       ----
    Discount rates...........................................   7.5%       8.5%       7.5%
    Weighted average rates of increase in compensation
      levels.................................................   4.6%       6.3%       6.4%
    Expected long-term rate of return on assets..............   9.0%       9.0%       8.0%

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet:

                                       DECEMBER 31, 1995                          DECEMBER 31, 1994
                            ----------------------------------------   ----------------------------------------
                             PLANS WHERE     PLANS WHERE                PLANS WHERE     PLANS WHERE
                            ASSETS EXCEED    ACCUMULATED               ASSETS EXCEED    ACCUMULATED
                             ACCUMULATED      BENEFITS       TOTAL      ACCUMULATED      BENEFITS       TOTAL
                              BENEFITS      EXCEED ASSETS    PLANS       BENEFITS      EXCEED ASSETS    PLANS
                            -------------   -------------   --------   -------------   -------------   --------
                                                         (EXPRESSED IN THOUSANDS)
Actuarial present value of
  benefit obligations:
  Vested benefit
     obligation............   $  50,326       $  95,496     $145,822      $41,419        $  73,388     $114,807
                               ========        ========     ========      =======         ========     ========
  Accumulated benefit
     obligation............   $  53,913       $ 112,607     $166,520      $44,049        $  87,520     $131,569
                               ========        ========     ========      =======         ========     ========
  Projected benefit
     obligation............   $  55,416       $ 129,407     $184,823      $44,060        $ 103,679     $147,739
Plan assets at fair
  value....................      73,864         102,174      176,038       54,436           78,197      132,633
                               --------        --------     --------      -------         --------     --------
Projected benefit
  obligation (in excess of)
  less than plan assets....      18,448         (27,233)      (8,785)      10,376          (25,482)     (15,106)
Unrecognized net gain......     (15,908)        (10,961)     (26,869)      (7,436)            (596)      (8,032)
Prior service cost not
  yet recognized in net
  periodic pension cost....       5,762          15,131       20,893        5,458           13,270       18,728
Unrecognized net
  obligation (asset).......      (1,408)            124       (1,284)      (1,637)             149       (1,488)
Minimum liability
  adjustment...............          --          (2,442)      (2,442)          --             (168)        (168)
                               --------        --------     --------      -------         --------     --------
Pension (liability) asset
  recognized in the
  consolidated
  balance sheet............   $   6,894       $ (25,381)    $(18,487)     $ 6,761        $ (12,827)    $ (6,066)
                               ========        ========     ========      =======         ========     ========

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

                                                     YEAR ENDED DECEMBER 31
                             -----------------------------------------------------------------------
                                      1995                      1994                    1993
                             -----------------------    --------------------    --------------------
                             UNITED                     UNITED                  UNITED
                             STATES   FOREIGN TOTAL     STATES  FOREIGN TOTAL   STATES  FOREIGN TOTAL
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
                                                     (EXPRESSED IN MILLIONS)
Sales
  Outside customers......... $ 543    $ 58    $  601    $675    $ 13    $688    $731    $ 11    $742
  Other segments, at
     market.................   131      --       131     146      --     146     137      --     137
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
                               674      58       732     821      13     834     868      11     879
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
Costs and expenses
  Production costs
     Operating expenses.....   168      20       188     213      11     224     218       3     221
     Production, severance
       and property taxes...    34      --        34      38      --      38      43      --      43
  Technical support and
     other(1)...............    86      21       107      80      24     104      93      17     110
  Exploration expenses,
     including dry holes....    20      20        40      48      13      61      69       2      71
  Depreciation, depletion,
     amortization and
     valuation
     provisions(2)..........   564      86       650     396      16     412     273       2     275
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
                               872     147     1,019     775      64     839     696      24     720
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
Pretax results of
  operations................  (198)    (89)     (287)     46     (51)     (5)    172     (13)    159
Income tax expense
  (benefit).................   (73)    (27)     (100)     20     (15)      5      60      (4)     56
                             -----    ----    ------    ----    ----    ----    ----    ----    ----
Results of operations....... $(125)   $(62)   $ (187)   $ 26    $(36)   $(10)   $112    $ (9)   $103
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
                                                                 ======      ======      ======

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENNZOIL COMPANY

Date: March 11, 1996                      By  /s/  DAVID P. ALDERSON, II
                                             ----------------------------------
                                                   David P. Alderson, II
                                              Group Vice President -- Finance
                                                and Accounting and Treasurer

                               INDEX TO EXHIBITS

Ex-27      Financial Data Schedule