Form 10-Q
period 1996-03-31
PENNZOIL CO /DE/
filed 1996-05-14
CIK 77320

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1996 Commission File No. 1-5591


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

     Number of shares outstanding of each class of common stock, as of latest practicable date, April 30, 1996:

     Common stock, par value $0.83-1/3 per share, 46,443,204 shares.

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                        PENNZOIL COMPANY
                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                      ----------------------------
                                                                         1996             1995
                                                                      -----------      -----------
                                                                         (Expressed in thousands
                                                                         except per share amounts)
REVENUES                                                              $  587,341       $  635,340

COSTS AND EXPENSES
   Cost of sales                                                         340,095          368,832
   Selling, general and administrative expenses                           86,637           99,457
   Depreciation, depletion and amortization                               65,990           92,611
   Exploration expenses                                                    9,845            9,072
   Taxes, other than income                                               13,742           14,731
   Interest charges, net                                                  47,563           48,479
                                                                      -----------      -----------
INCOME BEFORE INCOME TAX                                                  23,469            2,158

Income tax provision (benefit)                                             7,700             (585)
                                                                      -----------      -----------

NET INCOME                                                            $   15,769       $    2,743
                                                                      ===========      ===========

EARNINGS PER SHARE                                                    $     0.34       $     0.06
                                                                      ===========      ===========

DIVIDENDS PER COMMON SHARE                                            $     0.25       $     0.75
                                                                      ===========      ===========

AVERAGE SHARES OUTSTANDING                                                46,394           46,158
                                                                      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                              46,426           46,193
                                                                      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              March 31,           December 31,
                                                                                1996                  1995
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     33,971         $     23,615
   Receivables                                                                    331,826              335,876
   Inventories
     Crude oil, natural gas and sulphur                                            29,902               41,363
     Motor oil and refined products                                               126,985              119,830
   Deferred income tax                                                             24,418               26,452
   Other current assets                                                            57,058               57,689
                                                                            -------------        -------------
Total current assets                                                              604,160              604,825

Property, plant and equipment, net                                              2,396,621            2,418,025
Marketable securities and other investments                                       929,414              910,334
Other assets                                                                      320,340              374,592
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,250,535         $  4,307,776
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,808         $      2,263
   Notes payable                                                                  389,888              468,934
   Accounts payable and accrued liabilities                                       244,299              330,263
   Interest accrued                                                                39,974               35,358
   Other current liabilities                                                       63,366               81,450
                                                                            -------------        -------------
Total current liabilities                                                         739,335              918,268

Long-term debt                                                                  2,101,132            2,038,921
Deferred income tax                                                               243,419              227,941
Other liabilities                                                                 304,417              286,414
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,388,303            3,471,544
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                              862,232              836,232
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,250,535         $  4,307,776
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31
                                                                                   ---------------------------------
                                                                                      1996                  1995
                                                                                   -----------           -----------
                                                                                         (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $   15,769            $    2,743
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                         65,990                92,611
      Dry holes and impairments                                                         1,574                 2,484
      Deferred income tax                                                               6,370                  (910)
      Non-cash and other nonoperating items                                            13,486                  (377)
      Change in operating assets and liabilities                                      (69,761)               10,961
                                                                                     -----------           ---------
  Net cash provided by operating activities                                            33,428               107,512
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (127,663)              (93,700)
  Purchases of marketable securities and other investments                           (146,904)             (147,844)
  Proceeds from sales of marketable securities and other
    investments                                                                       159,516               145,312
  Proceeds from sales of assets                                                       121,556                37,448
  Other investing activities                                                           (5,815)              (22,413)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                     690               (81,197)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of notes payable, net                                         (79,046)              209,091
  Debt and capital lease obligation repayments                                       (303,116)             (207,151)
  Proceeds from issuance of debt                                                      370,000                 5,000
  Dividends paid                                                                      (11,600)              (34,626)
                                                                                   -----------           -----------
  Net cash used in financing activities                                               (23,762)              (27,686)
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   10,356                (1,371)


CASH AND CASH EQUIVALENTS, beginning of period                                         23,615                24,884
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   33,971            $   23,513
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

(2) Adoption of New Accounting Standard -

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which established an elective new standard on accounting for stock-based compensation. SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans awarded after December 31, 1995 and encourages companies to adopt the accounting method set forth in SFAS 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to employees at the date of grant. Companies that elect not to follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects.
     As of January 1, 1996, Pennzoil adopted SFAS No. 123 using the pro forma disclosure method described in the pronouncement. Accordingly, adoption of the statement did not impact Pennzoil's results of operations or financial position. Information relating to stock-based compensation will be included in footnotes to Pennzoil's audited financial statements in future periods.

(3)       Transactions Involving Oil and Gas Assets

     In April 1996, Pennzoil signed a letter of intent with Gulf Canada Resources Limited ("Gulf Canada") providing for (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada for approximately C$250 million (US$184 million). These transactions are subject to the execution of a definitive agreement and the receipt of certain regulatory approvals and are expected to close by mid-1996. The sale is expected to result in a gain for Pennzoil. The sale includes
840,000    net   acres  of  land,  75  percent  of  which  is
undeveloped. The properties to be sold, which are located in Alberta and northwestern British Columbia, include net proved reserves of approximately 35 million barrels ("MMbbls") of oil equivalent and are currently producing approximately 5 thousand barrels ("Mbbls") per day of liquids and 33 million cubic feet ("MMcf") per day of natural gas, net of royalties.
     In April 1996, Pennzoil entered into a definitive agreement to sell approximately half of its interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the

Caspian Sea to ITOCHU Oil Exploration Co., Ltd. ("ITOCHU"), a subsidiary of the Japanese general trading company ITOCHU Corp. As part of the transaction, ITOCHU will fund all of Pennzoil's future obligations in the ACG project until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. ITOCHU will pay Pennzoil approximately $132 million for a 5 percent working interest in the ACG unit and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Pennzoil will retain a 4.8175 percent working interest in the ACG unit after ITOCHU has recovered its expenditures and accrued interest for payments made on Pennzoil's behalf. Cash payments to Pennzoil will be made in three installments. The first payment of about $90 million is due at closing, which is expected to occur around mid-1996. Subsequent installments of $22 million and $20 million are due at first production (projected in late 1997) and when the project reaches production of 200 Mbbls of oil equivalents per day (projected in approximately four years), respectively. No gain or loss is expected from this transaction as proceeds from the sale will be applied to reduce Pennzoil's net investment in the ACG project.
    In addition to its interest in the ACG unit, Pennzoil retains a 30 percent interest in a definitive exploration, development and production sharing contract covering the Karabakh prospect, also located in the Caspian Sea. The Karabakh agreement was ratified by the Azerbaijan Parliament in February 1996.
     In the first quarter of 1996, Pennzoil substantially completed its asset highgrading program and the related disposition of noncore oil and gas assets commenced in 1992. Proceeds from the first quarter 1996 sales of assets totaled $88.1 million. Gains or losses on such sales during the first quarter of 1996 were insignificant.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net income for the quarter ended March 31, 1996 was $15.8 million, or $.34 per share, compared to $2.7 million, or $.06 per share, for the same period in 1995. The increase in earnings for the first quarter of 1996, compared to the prior year, was primarily attributable to higher results from the oil and gas segment and lower overall general and administrative expenses. These increases were partially offset by lower other income as a result of a prior year Texas franchise tax refund.

Oil and Gas

      Operating income from this segment was $49.3 million for the quarter ended March 31, 1996, compared with $12.9 million for the same period in 1995. The increase in operating income was primarily due to higher natural gas prices, lower operating and general and administrative expenses, and lower depreciation, depletion and amortization ("DD&A") expense. The lower DD&A expense experienced in the first quarter of 1996 was primarily attributable to lower DD&A rates as a result of the July 1, 1995 write-down of assets associated with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of" (described below), and to a decrease in natural gas and liquids volume. Operating costs per barrel of oil equivalent produced, excluding DD&A and exploration expense, decreased $.60 compared to the same period in 1995.

      Natural gas price realizations averaged $1.79 per thousand cubic feet ("Mcf") for the three months ended March 31, 1996 compared to $1.40 per Mcf for the same period in 1995. Natural gas volumes produced for sale for the three months ended March 31, 1996 were 559.8 MMcf per day compared to 682.3 MMcf per day for the same period in 1995. Liquids production volumes were 60.4 Mbbls per day for the three months ended March 31, 1996 compared to 73.3 Mbbls per day for the same period in 1995.
     Effective   July  1,  1995,  Pennzoil   adopted   the
requirements of SFAS No. 121 which, in certain instances, specifies that the carrying values of assets be written down to fair values. For Pennzoil, this resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. The pretax charge for the asset impairment of Pennzoil's proved oil and gas properties was $378.9 million.
     In April 1996, Pennzoil signed a letter of intent with Gulf Canada providing for (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada for approximately C$250 million (US$184 million). These transactions are subject to the execution of a definitive agreement and the receipt of certain regulatory approvals and are expected to
close  by   mid-1996.  The sale is  expected  to result  in  a
gain for Pennzoil. The sale includes 840,000 net acres of land, 75 percent of which is undeveloped. The properties to be sold, which are located in Alberta and northwestern British Columbia, include net proved reserves of approximately 35 MMbbls of oil equivalent and are currently producing approximately 5 Mbbls barrels per day of liquids and 33 MMcf per day of natural gas, net of royalties.
     In April 1996, Pennzoil entered into a definitive agreement to sell approximately half of its interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea to ITOCHU. As part of the transaction, ITOCHU will fund all of Pennzoil's future obligations in the ACG project until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. ITOCHU will pay Pennzoil approximately $132 million for a 5 percent working interest in the ACG unit and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Pennzoil will retain a
4.8175 percent working interest in the ACG unit after ITOCHU has recovered its expenditures and accrued interest for payments made on Pennzoil's behalf. Cash payments to Pennzoil will be made in three installments. The first payment of about $90 million is due at closing, which is expected to occur around mid-1996. Subsequent installments of $22 million and $20 million are due at first production (projected in late 1997) and when the project reaches production of 200 Mbbls of oil equivalents per day (projected in approximately four years), respectively. No gain or loss is expected from this transaction as proceeds from the sale will be applied to reduce Pennzoil's net investment in the ACG project.
    In addition to its interest in the ACG unit, Pennzoil retains a 30 percent interest in a definitive exploration, development and production sharing contract covering the Karabakh prospect, also located in the Caspian Sea. The Karabakh agreement was ratified by the Azerbaijan Parliament in February 1996.
    In the first quarter of 1996, Pennzoil substantially completed its asset highgrading program and the related disposition of noncore oil and gas assets commenced in 1992. Proceeds from the first quarter 1996 sales of assets totaled $88.1 million. Gains or losses on such sales during the first quarter of 1996 were insignificant.

Motor Oil & Refined Products

      Operating income from this segment was $14.4 million for the quarter ended March 31, 1996, compared with $14.3 million for the same period in 1995. This slight increase in operating income from the comparable period in 1995 was primarily attributable to higher motor oil and other lubricating product margins. These increases were partially offset by higher manufacturing expenses, and pre-operating expenses related to Excel Paralubes. Excel Paralubes is the joint venture partnership with Conoco, Inc. for construction and operation of a new lube base oil plant near Lake Charles, Louisiana. Completion of the plant and initial startup is expected before year-end.


Franchise Operations

      The franchise operations segment recorded operating income of $4.5 million for the quarter ended March 31, 1996, compared with a loss of $.1 million for the same period in 1995. Results for the first quarter of 1995 included a $6.0 million litigation settlement charge. After adjusting for nonrecurring charges, operating income was slightly down primarily due to the impact of severe winter weather in the northeastern part of the United States where Jiffy Lube has a high concentration of company centers, and start-up costs associated with the opening of new centers during the quarter.
      Domestic systemwide sales reported on Jiffy Lube centers for the first quarter of 1996 increased $12.3 million to $164.8 million, compared with the first quarter of 1995. Average ticket prices increased to $34.76 for the quarter ended March 31, 1996, compared with $34.30 for the first quarter of 1995. There were 1,229 domestic lube centers (including 484 Jiffy Lube company operated centers) open as of March 31, 1996.
      The Sears Auto Center program continues to expand, with 42 fast-oil change units open in Sears centers throughout the system, including 37 company operated and 5 franchised operated units. Jiffy Lube expects to open approximately 160 fast-oil change units in Sears centers by year-end and has committed to open a total of 254 units in the program.

Other

      Other operating income for the quarter ended March 31, 1996 was $15.5 million, compared with $41.1 million for the same period in 1995. The decrease was primarily due to a 1995 favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil receiving a $24.7 million refund which included $1.5 million in interest.
      Net interest expense for the quarter ended March 31, 1996 decreased $0.9 million from the same period in 1995 primarily due to lower interest rates.

Capital Resources and Liquidity

      Cash Flow. As of March 31, 1996, Pennzoil had cash and cash equivalents of $34.0 million. During the three months ended March 31, 1996, Pennzoil's cash and cash equivalents increased $10.4 million. Cash flows from operating activities totaled $33.4 million during the first quarter of 1996.

      Pennzoil's other income includes dividend income of $9.0 million during the three months ended March 31, 1996 from its investment in common stock of Chevron Corporation.

      Price Risk Management. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices. The primary purpose of the program, as it relates to 1996 crude oil and natural gas production, is to help provide Pennzoil with sufficient cash from operations in 1996 to fund its capital spending program without increasing debt. As of March 31, 1996, Pennzoil had entered into transactions that committed an average of approximately 273 MMcf per day of natural gas for the remainder of 1996 to be sold at fixed prices (New York Mercantile Exchange ("NYMEX")-based) ranging from $1.73 to $2.93 per Mcf, with a weighted average price of $1.80 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37 Mbbls per day of crude oil for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 per barrel to $17.72 per barrel, with a weighted average price of $17.02 per barrel. Pennzoil will constantly review and may alter its hedged positions as conditions change.

                                         (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.


                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                    1996             1995
                                                                 -----------      -----------
                                                                   (Dollar amounts expressed
                                                                         in thousands)
REVENUES
   Oil and Gas                                                   $  175,082       $  189,176
   Motor Oil & Refined Products                                     393,149          378,283
   Franchise Operations                                              71,415           67,120
   Other                                                             21,958           42,032
   Intersegment sales                                               (74,263)         (41,271)
                                                                 -----------      -----------
        Total revenues                                           $  587,341       $  635,340
                                                                 -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   49,323       $   12,908
   Motor Oil & Refined Products                                      14,428           14,265
   Franchise Operations                                               4,525             (148)
   Other                                                             15,487           41,058
                                                                 -----------      -----------
        Total operating income                                       83,763           68,083

Corporate administrative expenses                                    12,731           17,446
Interest charges, net                                                47,563           48,479
                                                                 -----------      -----------
Income before income tax                                             23,469            2,158

Income tax provision (benefit)                                        7,700             (585)
                                                                 -----------      -----------

NET INCOME                                                       $   15,769       $    2,743
                                                                 ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                     1.40             1.02
                                                                 ===========      ===========


                                         (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                ------------------------------
                                                                   1996              1995
                                                                ------------      ------------
OPERATING DATA
- --------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  60,402            73,326
    Natural gas produced for sale (Mcf per day)                     559,776           682,273

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    14.15        $    14.34
    Natural gas (per Mcf)                                        $     1.79        $     1.40


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                             20,618            21,492
    Distillates and gas oils                                         27,630            28,487
    Lubricating oil and other specialty products                     21,969            23,756
    Residual fuel oils                                                4,042             4,098
                                                                 -----------       -----------
          Total sales (barrels per day)                              74,259            77,833
                                                                 ===========       ===========

  Raw materials processed (barrels per day)                          51,416            55,548

  Refining capacity (barrels per day)                                62,700            62,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  164,819        $  152,534
  Same center sales (in thousands)                               $  154,794        $  150,917
  Centers open (U.S.)                                                 1,229             1,137


                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) In March 1996, the United States Department of Justice filed a lawsuit against Pennzoil Products Company ("PPC") and The Eureka Pipe Line Company ("Eureka"), a subsidiary of PPC, in the Unites States District Court for the Southern District of West Virginia. The lawsuit alleges that PPC and Eureka are legally responsible for numerous oil spills in navigable waters of the United States in violation of the Clean Water Act, and seeks payment of civil penalties in excess of $100,000 and injuctive relief. The Company is currently engaged in active settlement negotiations with respect to these matters.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1996 and 1995.

     27  Financial Data Schedule

(b)  Reports -

     No reports on Form 8-K were filed during the quarter for which this report was filed.

                             SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PENNZOIL COMPANY
                                      Registrant




                                   S/N Michael J. Maratea
                                   Michael J. Maratea
                                   Vice President and Controller




May  10, 1996