Form 10-Q
period 1996-06-30
PENNZOIL CO /DE/
filed 1996-08-12
CIK 77320

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996 Commission File No. 1-5591


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

     Number of shares outstanding of each class of common stock, as of latest practicable date, July 31, 1996:

     Common stock, par value $0.83-1/3 per share, 46,487,341 shares.

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                                     PENNZOIL COMPANY
                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                        (UNAUDITED)

                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30                           June 30
                                                                  ----------------------------      ----------------------------
                                                                     1996             1995             1996             1995
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  636,580       $  646,613       $1,223,921       $1,281,953

COSTS AND EXPENSES
   Cost of sales                                                     371,654          386,604          711,749          755,436
   Selling, general and administrative expenses                       82,910          103,001          169,547          202,458
   Depreciation, depletion and amortization                           73,009           90,815          138,999          183,426
   Exploration expenses                                               11,863           11,309           21,708           20,381
   Taxes, other than income                                           13,605           13,851           27,347           28,582
   Interest charges, net                                              46,804           47,767           94,367           96,246
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX                                       36,735           (6,734)          60,204           (4,576)

Income tax provision (benefit)                                        12,192           (1,944)          19,892           (2,529)
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                                 $   24,543       $   (4,790)      $   40,312       $   (2,047)
                                                                  ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE                                         $      .53       $     (.10)      $      .87       $     (.04)
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $      .25       $      .75       $      .50       $     1.50
                                                                  ===========      ===========      ===========     ============

AVERAGE SHARES OUTSTANDING                                            46,447           46,218           46,420           46,188
                                                                  ===========      ===========      ===========      ===========
NUMBER OF SHARES OUTSTANDING                                          46,466           46,244           46,466           46,244
                                                                  ===========      ===========      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                              PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              June 30,            December 31,
                                                                                1996                  1995
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     38,789         $     23,615
   Receivables                                                                    357,161              335,876
   Inventories
     Crude oil, natural gas and sulphur                                            29,198               41,363
     Motor oil and refined products                                               126,044              119,830
   Deferred income tax                                                             22,384               26,452
   Other current assets                                                            66,065               57,689
                                                                            -------------        -------------
Total current assets                                                              639,641              604,825

Property, plant and equipment, net                                              2,454,247            2,418,025
Marketable securities and other investments                                       952,821              910,334
Other assets                                                                      339,584              374,592
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,386,293         $  4,307,776
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,762         $      2,263
   Notes payable                                                                      -                468,934
   Accounts payable and accrued liabilities                                       264,385              330,263
   Interest accrued                                                                33,535               35,358
   Other current liabilities                                                       64,304               81,450
                                                                            -------------        -------------
Total current liabilities                                                         363,986              918,268

Long-term debt                                                                  2,570,452            2,038,921
Deferred income tax                                                               262,287              227,941
Other liabilities                                                                 301,810              286,414
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,498,535            3,471,544
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                              887,758              836,232
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,386,293         $  4,307,776
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                   ---------------------------------
                                                                                      1996                  1995
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   40,312            $   (2,047)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        138,999               183,426
      Dry holes and impairments                                                         5,173                 7,846
      Deferred income tax                                                              19,402                (3,296)
      Non-cash and other nonoperating items                                            17,590                (9,376)
      Change in operating assets and liabilities                                     (122,670)               87,420
                                                                                   -----------           -----------
  Net cash provided by operating activities                                            98,806               263,973
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (262,113)             (191,540)
  Purchases of marketable securities and other investments                           (302,042)             (309,486)
  Proceeds from sales of marketable securities and other
    investments                                                                       313,909               306,144
  Proceeds from sales of assets                                                       127,023                56,557
  Other investing activities                                                           (3,525)              (21,448)
                                                                                   -----------           -----------
  Net cash used in investing activities                                              (126,748)             (159,773)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, net                                                     27,489               169,541
  Debt and capital lease obligation repayments                                       (645,365)             (207,980)
  Proceeds from issuance of debt                                                      684,206                15,000
  Dividends paid                                                                      (23,214)              (69,295)
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                  43,116              (92,734)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              15,174                11,466


CASH AND CASH EQUIVALENTS, beginning of period                                         23,615                24,884
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   38,789            $   36,350
                                                                                   ===========           ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                        PENNZOIL COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  General -

      The condensed consolidated financial statements included herein have been prepared by Pennzoil Company ("Pennzoil") without audit and should be read in conjunction with the financial statements and the notes thereto included in Pennzoil's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil considers necessary for a fair presentation. Certain prior period items have been reclassified in the condensed consolidated financial statements in order to conform with the current year presentation.

(2)  Adoption of New Accounting Standard -

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which established an elective new standard on accounting for stock-based compensation. SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans awarded after December 31, 1995 and encourages companies to adopt the accounting method set forth in SFAS No. 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to employees at the date of grant. Companies that elect not to follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects.
     As of January 1, 1996, Pennzoil adopted SFAS No. 123 using the pro forma disclosure method described in the pronouncement. Accordingly, adoption of the statement did not affect Pennzoil's results of operations or financial position. Information required by SFAS No. 123 relating to stock-based compensation will be included in footnotes to Pennzoil's audited financial statements.

(3)  Transactions Involving Oil and Gas and Other Assets

    In July 1996, Pennzoil completed two related transactions with Gulf Canada Resources Limited ("Gulf Canada"): (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas
assets   to   Gulf  Canada.  After  working  capital  and   closing
adjustments, Pennzoil received net proceeds of US $192.8 million from the sale of the Canadian oil and gas assets to Gulf Canada. No material pretax gain or loss resulted from the sale, but an after-tax gain, expected to be approximately $20 million, will be recorded in the third quarter of 1996. The sale included 840,000 net acres of land, 75 percent of which is undeveloped. The properties sold were located in Alberta and northwestern British Columbia and included net proved reserves of approximately 35 million barrels ("MMbbls") of oil equivalent and were producing approximately 5 thousand barrels ("Mbbls") per day of liquids and 33 million cubic feet ("MMcf") per day of natural gas, net of royalties. Included in Pennzoil's consolidated results are revenues of $26.9 million and operating income of $.2 million from these properties during the first six months of 1996.
    In July 1996, Pennzoil completed the sale of approximately half of its interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to Exxon Azerbaijan Limited ("Exxon"), ITOCHU Oil Exploration Co., Ltd. ("ITOCHU") and Unocal Khazar, Ltd. ("Unocal"). The three companies will pay approximately $130 million to Pennzoil for a 5 percent working interest in the ACG unit (3.0006 percent to Exxon, 1.4705 percent to ITOCHU and 0.5289 percent to Unocal) and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment being made in two payments consisting of approximately $83 million received at closing and another $5 million expected during the third quarter of 1996. Subsequent installments of $22 million and $20 million are due at first production and when the unit reaches production of 200,000 barrels per day, respectively. Pennzoil retains a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. No gain or loss will result from this transaction as proceeds from the sale will be applied to reduce Pennzoil's net investment in the ACG unit.
    In addition to its interest in the ACG unit, Pennzoil retains a 30 percent interest in a definitive exploration, development and production sharing contract covering the Karabakh prospect, also located in the Caspian Sea. The Karabakh agreement was ratified by the Azerbaijan Parliament in February 1996.
     In the first quarter of 1996, Pennzoil substantially completed its domestic asset highgrading program and the related disposition of noncore oil and gas assets commenced in 1992. Proceeds from the sale of oil and gas assets totaled $88.6 million for the six months ended June 30, 1996 with $88.1 million of those sales occurring during the first quarter of 1996. Gains or losses on such sales during the six months ended June 30, 1996 were insignificant.
      In June 1996, Pennzoil signed a definitive agreement to sell Vermejo Park Ranch to Vermejo Park, L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and southern Colorado and is approximately 578,000 acres. Pennzoil expects to record a pretax gain on the sale of approximately $40 million when the anticipated transaction closes in the third quarter of 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net income for the quarter and six months ended June 30, 1996 was $24.5 million, or $.53 per share, and $40.3 million, or $.87 per share, respectively. This compares with net losses of $4.8 million, or $.10 per share, for the second quarter of 1995 and $2.0 million, or $.04 per share, for the six months ended June 30, 1995. The increase in earnings for the second quarter of 1996 and six months ended June 30, 1996 compared to the prior year was primarily due to improved results from the oil and gas segment and lower overall operating costs and general and administrative expenses.

Oil and Gas

      Operating income from this segment for the quarter and six months ended June 30, 1996 was $65.5 million and $114.8 million, respectively. This compares with operating income of $32.5 million and $45.4 million, respectively, for the same periods in 1995. The increase in operating income for both the quarter and six months ended June 30, 1996 was primarily due to higher natural gas prices, lower operating and general and administrative expenses and lower depreciation, depletion and amortization ("DD&A") expense. The lower DD&A expense experienced in the second quarter of 1996 and six months ended June 30, 1996 was primarily attributable to lower DD&A rates as a result of the July 1, 1995 write-down of assets associated with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to a decrease in natural gas and liquids volumes resulting from the disposition of noncore oil and gas properties.
      Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121 which, in certain instances, specifies that the carrying values of assets be written down to fair values. For
Pennzoil, this resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. The pretax charge taken in the third quarter of 1995 for the asset impairment of Pennzoil's proved oil and gas properties was $378.9 million.
     Natural gas price realizations averaged $1.83 per thousand cubic feet ("Mcf") and $1.81 per Mcf, respectively, for the quarter and six months ended June 30, 1996, compared to $1.45 per Mcf and $1.43 per Mcf, respectively, for the same periods in 1995. Natural gas volumes produced for sale were 628.5 MMcf per day and 594.1 MMcf per day, respectively, for the quarter and six months ended
June 30, 1996, compared to 718.6 MMcf per day and 700.5 MMcf per day, respectively, for the same periods in 1995. Liquids production volumes were 65.0 Mbbls per day and 62.7 Mbbls per day, respectively, for the quarter and six months ended June 30, 1996, compared to 69.6 Mbbls per day and 71.4 Mbbls per day, respectively, for the same periods in 1995.
     In the first quarter of 1996, Pennzoil substantially completed its domestic asset highgrading program and the related disposition of noncore oil and gas assets commenced in 1992. Proceeds from the sale of oil and gas assets totaled $88.6 million for the six months ended June 30, 1996 with $88.1 million of those sales occurring during the first quarter of 1996. Gains or losses on such sales during the six months ended June 30, 1996 were insignificant.
     In July 1996, Pennzoil completed two related transactions with Gulf Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. After working capital and closing adjustments, Pennzoil received net proceeds of US $192.8 million from the sale of the Canadian oil and gas assets to Gulf Canada. No material pretax gain or loss resulted from the sale, but an after-tax gain, expected to be approximately $20 million, will be recorded in the third quarter of 1996. The sale included 840,000 net acres of land, 75 percent of which is undeveloped. The properties sold were located in Alberta and northwestern British Columbia and included net proved reserves of approximately 35 MMbbls of oil equivalent and were producing approximately 5 Mbbls per day of liquids and 33 MMcf per day of natural gas, net of royalties. Included in Pennzoils's consolidated results are revenues of $26.9 million and operating income of $.2 million from these properties during the first six months of 1996.
    In July 1996, Pennzoil completed the sale of approximately half of its interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea to Exxon, ITOCHU and Unocal. The three companies will pay approximately $130 million to Pennzoil for a 5 percent working interest in the ACG unit (3.0006 percent to Exxon, 1.4705 percent to ITOCHU and 0.5289 percent to Unocal) and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment being made in two payments consisting of approximately $83 million received at closing and another $5 million expected during the third quarter of 1996. Subsequent installments of $22 million and $20 million are due at first production and when the unit reaches production of 200,000 barrels per day, respectively. Pennzoil retains a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. No gain or loss will result from this transaction as proceeds from the sale will be applied to reduce Pennzoil's net investment in the ACG unit.
    In addition to its interest in the ACG unit, Pennzoil retains a 30 percent interest in a definitive exploration, development and production sharing contract covering the Karabakh prospect, also located in the Caspian Sea. The Karabakh agreement was ratified by the Azerbaijan Parliament in February 1996.

Motor Oil & Refined Products

      Operating income from this segment for the quarter and six months ended June 30, 1996 was $15.8 million and $30.2 million, respectively. This compares to operating income of $13.4 million and $27.7 million, respectively, for the same periods in 1995.
      The increase in operating income for the quarter and six months ended June 30, 1996 from the comparable periods in 1995 was primarily attributable to higher results from domestic marketing and the international division. These increases were partially offset by higher manufacturing expenses, and pre-operating expenses related to Excel Paralubes, a joint venture partnership with Conoco, Inc. for construction and operation of a new lube base oil plant near Lake Charles, Louisiana. Completion of the plant and initial startup is expected before year-end.

Franchise Operations

     The franchise operations segment, operating through Pennzoil's wholly owned subsidiary Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $5.3 million and $9.8 million, respectively, for the quarter and six months ended June 30, 1996. This compares with operating income of $5.0 million and $4.9 million, respectively, for the same periods in 1995. The increase in operating income for the three months ended June 30, 1996 is primarily due to lower selling, general and administrative ("SG&A") expenses partially offset by startup costs associated with 26 company-operated centers opened since March 31, 1996. Operating income for the six month period ended June 30, 1996 was $9.8 million compared to $4.8 million for the same period in 1995. Results for 1995 included net charges of $6.0 million related to litigation settlements. Operating income for the six month period of 1995 was $10.8 million after adjusting for these charges. Results for the first six months of 1996 reflect the first quarter impact of severe winter weather-related costs in the northeastern part of the United States where Jiffy Lube has a high concentration of company-operated stores as well as the startup costs associated with 41 company-operated centers opened since December 31, 1995. These costs were partially offset by lower SG&A expenses for the six month period as compared to the prior year.
     Domestic systemwide sales reported on a comparable store basis for the quarter and six months ended June 30, 1996 increased $.8 million and $6.3 million, respectively, from comparable periods in 1995. There were 1,275 domestic lube centers (including 499 Jiffy Lube company-operated centers) open as of June 30, 1996.
      Beginning in 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open fast-oil change units in Sears Auto Centers over a three year period. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As of June 30, 1996, there were 57 Jiffy Lube units open and operating within Sears Auto Centers. Sears and Jiffy Lube will continue to review the market and work toward agreement on the final plans for additional units.

Other

      Other operating income for the quarter and six months ended June 30, 1996 was $10.3 million and $25.8 million, respectively, compared with $6.9 million and $47.9 million for the same periods
in  1995.   The increase in other operating income for the  quarter
ended June 30, 1996, compared to the same period in 1995, was partially due to higher investment income. The decrease in other operating income for the six months ended June 30, 1996, compared to the same period in 1995, was primarily due to a favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil's receiving a $23.2 million refund in the second quarter of 1995. In addition, Pennzoil received approximately $1.5 million in interest associated with the franchise tax refund.
      Pennzoil's other income includes dividend income of $9.0 million and $18.1 million for the quarter and six months ended June 30, 1996, respectively, from its investment in common stock of Chevron Corporation ("Chevron"). In July 1996, Chevron increased the amount of quarterly dividends paid to holders of its common stock from $.50 per share to $.54 per share. Pennzoil beneficially owns 18,071,036 shares of common stock of Chevron.
     Net interest expense for the quarter and six months ended June 30, 1996 decreased $1.0 million and $1.8 million, respectively,
from   the   same  periods  in  1995  primarily  due  to  increased
capitalized interest.
      In June 1996, Pennzoil signed a definitive agreement to sell Vermejo Park Ranch to Vermejo Park, L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and
southern  Colorado  and is approximately 578,000  acres.   Pennzoil
expects  to  record a pretax gain on the sale of approximately
$40 million when the anticipated transaction closes in the third quarter of 1996.

Capital Resources and Liquidity

      Cash Flow. As of June 30, 1996, Pennzoil had cash and cash equivalents of $38.8 million. During the six months ended June 30, 1996, cash and cash equivalents increased $15.2 million. Cash flows from operating activities totaled $98.8 million during the first six months of 1996.

     Debt Instruments and Repayments. In May 1996, Pennzoil entered into a revolving credit facility with a group of banks which provides for up to $600 million of unsecured revolving credit borrowings through May 1997, with any outstanding borrowings at such time being converted into a term facility terminating in May 1998. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, to increase the size of the facility by $100 million. This revolving credit facility replaces and supersedes the previous revolving credit facility of Pennzoil. As of June 30, 1996, borrowings totaled $90.0 million.
      As of June 30, 1996, borrowings under Pennzoil's commercial paper and variable-rate credit arrangements totaled $496.4 million, all of which, beginning with the execution of the aforementioned revolving credit facility, has been classified as
long-term  debt.   Such  debt  classification  is  based  upon  the
availability of committed long-term credit facilities  to
refinance such commercial paper and short-term borrowings and Pennzoil's intent to maintain such amounts in excess of one year subject to overall reductions in debt levels. Similar borrowings totaling $468.9 million were reflected as short-term debt as of December 31, 1995.
      In July 1996, Pennzoil completed a sale of its non-strategic Canadian oil and gas assets to Gulf Canada. Pennzoil received net proceeds of US $192.8 million which were used to reduce outstanding
debt  under  Pennzoil's  Canadian  revolving  debt  facility.    In
addition, Pennzoil completed the sale of approximately half of its interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea. Pennzoil used the $83 million proceeds received at closing to reduce outstanding debt.
      Price Risk Management. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with
fluctuations  in  crude oil and natural gas  prices.   The  primary
purpose of the program, as it relates to 1996 crude oil and natural gas production, is to help provide Pennzoil with sufficient cash from operations in 1996 to fund its capital spending program without increasing debt. As of June 30, 1996, Pennzoil had entered into transactions that committed an average of approximately 301 MMcf per day of natural gas for the remainder of 1996 to be sold at fixed prices (New York Mercantile Exchange ("NYMEX")-based) ranging from $1.73 to $2.71 per Mcf, with a weighted average price of $1.83 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37 Mbbls per day of crude oil for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 per barrel to $17.53 per barrel, with a weighted average price of $16.97 per barrel. Pennzoil will constantly review and may alter its hedged positions as conditions change.

                                                        (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                            June 30
                                                                 ----------------------------      ----------------------------
                                                                    1996             1995             1996             1995
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  204,218       $  201,843       $  379,300       $  391,019
   Motor Oil & Refined Products                                     438,517          400,718          831,666          779,001
   Franchise Operations                                              76,576           72,879          147,991          139,999
   Other                                                             13,330           13,424           35,288           55,456
   Intersegment sales                                               (96,061)         (42,251)        (170,324)         (83,522)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  636,580       $  646,613       $1,223,921       $1,281,953
                                                                 -----------      -----------      -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   65,484       $   32,475       $  114,807       $   45,383
   Motor Oil & Refined Products                                      15,780           13,394           30,208           27,659
   Franchise Operations                                               5,311            5,046            9,836            4,898
   Other                                                             10,315            6,856           25,802           47,914
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                       96,890           57,771          180,653          125,854

Corporate administrative expenses                                    13,351           16,738           26,082           34,184
Interest charges, net                                                46,804           47,767           94,367           96,246
                                                                 -----------      -----------      -----------      -----------
Income (loss) before income tax                                      36,735           (6,734)          60,204           (4,576)

Income tax provision (benefit)                                       12,192           (1,944)          19,892           (2,529)
                                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                $   24,543       $   (4,790)      $   40,312       $   (2,047)
                                                                ============     ============      ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                       1.51             -
                                                                                                   ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEED EARNINGS                                                      $      -         $    7,351
                                                                                                   ===========      ===========

                                                          (UNAUDITED)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30                             June 30
                                                               ------------------------------      ------------------------------
                                                                   1996              1995              1996              1995
                                                               ------------      ------------      ------------      ------------
OPERATING DATA
- --------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                65,009            69,584            62,706            71,445
    Natural gas produced for sale (Mcf per day)                   628,472           718,606           594,123           700,540

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $    15.51        $    15.01        $    14.86        $    14.66
    Natural gas (per Mcf)                                      $     1.83        $     1.45        $     1.81        $     1.43


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           21,177            19,211            20,898            20,464
    Distillates and gas oils                                       26,527            28,319            27,078            28,403
    Lubricating oil and other specialty products                   24,807            24,037            23,328            24,039
    Residual fuel oils                                              4,095             3,737             4,068             3,916
                                                               -----------       -----------       -----------       -----------
          Total sales (barrels per day)                            76,606            75,304            75,372            76,822
                                                               ===========       ===========       ===========       ===========

  Raw materials processed (barrels per day)                        54,148            54,328            52,782            54,936

  Refining capacity (barrels per day)                              62,700            62,700            62,700            62,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  178,596        $  167,679        $  343,414        $  320,213
  Same center sales (in thousands)                             $  167,103        $  166,221        $  323,459        $  317,161
  Centers open (U.S.)                                               1,275             1,142             1,275             1,142






                                    PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


(a)  Annual Meeting of Shareholders
     May 9, 1996

                                                                               Broker
(c) Proposals                       For         Against     Withheld    Abstain    Non-Votes
   -----------                   ----------   ----------   ----------  ---------  -----------

  Election of Directors
    Alfonso Fanjul               39,641,855        -        728,735        -          -
    Berdon Lawrence              39,743,031        -        627,559        -          -
    Brent Scowcroft              39,559,045        -        811,545        -          -
    Cyril Wagner, Jr.            39,748,525        -        622,065        -          -


  Approval of Appointment of
    Arthur Andersen LLP
    As Independent Public
    Accountants                  39,968,136     266,068        -       136,386        -

  Amendment of the
    Restated Certificate
    of Incorporation             34,676,217     329,578        -       293,541     5,071,254


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -

   12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1996 and 1995.

   27 Financial Data Schedule

(b)   Reports -

   Pennzoil filed with the Securities and Exchange Commission a current report on Form 8-K dated July 17, 1996 reporting that Pennzoil had completed a sale of a significant portion of its' Canadian oil and gas assets to Gulf Canada. Reference is made to
Note 3 of Notes to Condensed Consolidated Financial Statements.

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




August 12, 1996