Form 10-Q
period 1996-09-30
PENNZOIL CO /DE/
filed 1996-11-14
CIK 77320

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996 Commission File No. 1-5591


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

     Number of shares outstanding of each class of common stock, as of latest practicable date, October 31, 1996:

     Common stock, par value $0.83-1/3 per share, 46,537,819 shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                     PENNZOIL COMPANY
                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                        (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30                       September 30
                                                                  ----------------------------      ----------------------------
                                                                     1996             1995             1996             1995
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  653,688       $  600,012       $1,877,609       $1,881,965

COSTS AND EXPENSES
   Cost of sales                                                     360,013          373,665        1,071,762        1,129,101
   Selling, general and administrative expenses                       88,432          103,759          257,979          306,217
   Depreciation, depletion and amortization                           68,727           73,050          207,726          256,476
   Exploration expenses                                                8,306            4,706           30,014           25,087
   Taxes, other than income                                           13,688           12,736           41,035           41,318
   Impairment of long-lived assets (See Note 2)                         -             399,830             -             399,830
   Interest charges, net                                              43,585           48,322          137,952          144,568
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX                                       70,937         (416,056)         131,141         (420,632)

Income tax provision (benefit)                                         5,812         (140,770)          25,704         (143,299)
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                                 $   65,125       $ (275,286)      $  105,437       $ (277,333)
                                                                  ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE                                         $     1.40       $    (5.95)      $     2.27       $    (6.00)
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $      .25       $      .75       $      .75       $     2.25
                                                                  ===========      ===========      ===========     ============

AVERAGE SHARES OUTSTANDING                                            46,494           46,273           46,445           46,216
                                                                  ===========      ===========      ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      46,518           46,303           46,518           46,303
                                                                  ===========      ===========      ===========      ===========


<F1>
See Notes to Condensed Consolidated Financial Statements.

                                              PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                            September 30,         December 31,
                                                                                1996                  1995
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     33,082         $     23,615
   Receivables                                                                    198,253              335,876
   Inventories
     Crude oil, natural gas and sulphur                                            25,132               41,363
     Motor oil and refined products                                               129,933              119,830
   Deferred income tax                                                             20,351               26,452
   Other current assets                                                            68,944               57,689
                                                                            -------------        -------------
Total current assets                                                              475,695              604,825

Property, plant and equipment, net                                              2,231,251            2,418,025
Marketable securities and other investments                                       955,058              910,334
Other assets                                                                      325,261              374,592
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  3,987,265         $  4,307,776
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,656         $      2,263
   Notes payable                                                                      -                468,934
   Accounts payable and accrued liabilities                                       228,277              330,263
   Interest accrued                                                                49,324               35,358
   Other current liabilities                                                       80,882               81,450
                                                                            -------------        -------------
Total current liabilities                                                         360,139              918,268

Long-term debt                                                                  2,139,880            2,038,921
Deferred income tax                                                               242,043              227,941
Other liabilities                                                                 297,720              286,414
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,039,782            3,471,544
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                              947,483              836,232
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  3,987,265         $  4,307,776
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                   ---------------------------------
                                                                                      1996                  1995
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $  105,437            $ (277,333)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        207,726               256,476
      Impairment of long-lived assets                                                    -                  399,830
      Dry holes and impairments                                                         5,240                 7,917
      Deferred income tax                                                              14,805              (148,461)
      Non-cash and other nonoperating items                                            (9,474)               (4,978)
      Change in operating assets and liabilities                                       16,516               158,624
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           340,250               392,075
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (400,815)             (288,801)
  Acquisition of Viscosity Oil                                                           -                  (33,642)
  Purchases of marketable securities and other investments                           (433,716)             (496,287)
  Proceeds from sales of marketable securities and other
    investments                                                                       443,469               490,056
  Proceeds from sales of assets                                                       463,360                90,964
  Other investing activities                                                           (3,214)               (5,975)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                  69,084              (243,685)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of notes payable, net                                        (167,755)              165,334
  Debt and capital lease obligation repayments                                     (1,419,731)             (208,741)
  Proceeds from issuance of debt                                                    1,222,206                25,000
  Dividends paid                                                                      (34,839)             (104,009)
  Other Financing Activities                                                              252                  -
                                                                                   -----------           -----------
  Net cash used in financing activities                                              (399,867)            (122,416)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               9,467                25,974


CASH AND CASH EQUIVALENTS, beginning of period                                         23,615                24,884
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   33,082            $   50,858
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

(2)  Adoption of New Accounting Standards -

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

(3)  Transactions Involving Oil and Gas and Other Assets -

     In  July 1996, Pennzoil completed two related transactions with
Gulf   Canada   Resources   Limited  ("Gulf   Canada"):   (i)   the
establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets. After working capital and closing adjustments, Pennzoil received net proceeds of US $192.8 million from the sale of the Canadian oil and gas assets to Gulf Canada. No material pretax gain resulted from the sale, but an approximate $19 million tax benefit was recorded in the third quarter of 1996. The sale included  840,000  net  acres  of land,  75  percent  of  which  is
undeveloped.   The  properties sold were  located  in  Alberta  and
northwestern British Columbia and included net proved reserves of approximately 35 million barrels ("MMbbls") of oil equivalent and in July 1996 were producing approximately 5.5 thousand barrels ("Mbbls") per day of liquids and 34 million cubic feet ("MMcf") per day of natural gas, net of royalties. Included in Pennzoil's consolidated results are revenues of $26.9 million and operating income of $.2 million from these properties during the first six months of 1996.
    In July 1996, Pennzoil completed the sale of approximately half
of   its  interest  in  the  Azeri-Chirag-Gunashli  ("ACG")   joint
development unit offshore Azerbaijan in the Caspian Sea to Exxon Azerbaijan Limited ("Exxon"), ITOCHU Oil Exploration Co., Ltd.
("ITOCHU")  and  Unocal  Khazar,  Ltd.  ("Unocal").   The   three
companies will pay approximately $130 million to Pennzoil for a 5 percent working interest in the ACG unit (3.0006 percent to Exxon,
1.4705 percent to ITOCHU and 0.5289 percent to Unocal) and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83 million received at closing and another $5 million received in August 1996. Subsequent installments of $22 million and $20 million are due at first production and when the unit reaches production of 200,000 barrels per day, respectively. Pennzoil retains a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG
project,   retroactive  to  January  1,  1996,   until   all   such
expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. Pennzoil received a net cash payment of approximately $16 million in August 1996 for reimbursement of Pennzoil's obligations in the ACG unit incurred from January 1996 through July 1996. No gain or loss resulted from this transaction as proceeds from the sale were applied to reduce Pennzoil's net investment in the ACG unit.
     In addition to its interest in the ACG unit, Pennzoil holds a 30 percent interest in a definitive exploration, development and production sharing contract covering the Karabakh prospect, also located in the Caspian Sea. The Karabakh agreement was ratified by the Azerbaijan Parliament in February 1996.
     In the first quarter of 1996, Pennzoil substantially completed its domestic asset highgrading program and the related disposition of noncore oil and gas assets commenced in 1992. Excluding proceeds from the two sales discussed above, proceeds from the sale of oil and gas assets totaled $88.6 million for the nine months ended September 30, 1996 with $88.1 million of those sales occurring during the first quarter of 1996. Gains or losses on such sales during the nine months ended September 30, 1996 were insignificant.
     In September 1996, Pennzoil completed the sale of Vermejo Park Ranch to Vermejo Park, L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and southern Colorado and is approximately 578,000 acres. Pennzoil recorded a pretax gain of $41.3 million from the sale in the third quarter of 1996.

(4)   Acquisitions -

      In April 1995, Pennzoil Gas Marketing Company, an indirect wholly owned Pennzoil subsidiary ("PGMC"), and BRING Gas Services Corp. ("BRING"), a subsidiary of Brooklyn Union Gas Co., formed PennUnion Energy Services L.L.C. ("PennUnion"), a 50-50 gas
marketing joint venture. In September 1996, Pennzoil Energy Marketing Company, an indirect wholly owned Pennzoil subsidiary ("PEMC"), purchased the 50% interest in PennUnion owned by
BRING.   Pennzoil is actively seeking a partner or partners  to
help develop and expand this business and anticipates reducing its total ownership interest in PennUnion to 50% or below in the near future.
      In September 1995, Pennzoil Products Company ("PPC"), a wholly owned subsidiary of Pennzoil, acquired the assets of the
Viscosity   Oil   division  ("Viscosity")  of  Case   Corporation
("Case") for $33.6 million. The acquisition was financed by a combination of cash on hand and borrowings under Pennzoil's commercial paper and money market line facilities. The acquisition was accounted for using the purchase method of accounting and results of operations of Viscosity subsequent to September 1995 are reflected in Pennzoil's consolidated statement of income.

(5)  Accounts Receivable -

     In September 1996, Pennzoil Receivables Company ("PRC"), a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Sales of accounts receivable under this agreement totaled $128.0 million as of September 30, 1996. Pennzoil used the proceeds to reduce outstanding debt. Fees incurred on the sale of accounts receivable were not material in the third quarter of 1996 and are included in other income, net.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the quarter and nine months ended September 30, 1996 was $65.1 million, or $1.40 per share, and $105.4 million, or $2.27 per share, respectively. This compares with net losses of $275.3 million, or $5.95 per share, for the third quarter of 1995 and $277.3 million, or $6.00 per share, for the nine months ended September 30, 1995. Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Results for the quarter and nine months ended September 30, 1995 include a charge of $265.5 million ($399.8 million before tax), or $5.74 per share, as of July 1, 1995 to reflect the impairment of long-lived assets.
      Excluding the net charges associated with the impairment of long-lived assets in 1995, earnings increased $74.9 million and $117.2 million for the quarter and nine months ended September 30, 1996, respectively, compared to the prior year. Results for the third quarter and nine months ended September 30, 1996 include a $41.3 million pretax gain on the sale of Vermejo Park Ranch and an approximate $19 million tax benefit associated with the sale of Canadian oil and gas assets. In addition, earnings for the third quarter and nine months ended September 30, 1996 increased compared to the prior year due to improved results from the oil and gas segment, lower overall operating costs and lower general and administrative expenses.

Oil and Gas

      Operating income from this segment for the quarter and nine months ended September 30, 1996 was $60.7 million and $175.5 million, respectively. This compares with operating income of $19.5 million and $64.9 million, respectively, for the same periods in 1995. The increase in operating income for both the quarter and nine months ended September 30, 1996 was primarily due to higher natural gas prices, lower operating and general and administrative expenses and lower depreciation, depletion and amortization ("DD&A") expense. The lower DD&A expense experienced in the third quarter of 1996 was primarily due to a decrease in natural gas and liquids volumes resulting from the disposition of noncore oil and gas properties. The lower DD&A expense experienced during the nine months ended September 30, 1996 was primarily attributable to lower DD&A rates as a result of the July 1, 1995 write-down of assets associated with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to a decrease in natural gas and liquids volumes resulting from the disposition of noncore oil and gas properties.
      Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121 which, in certain instances, specifies that the carrying values of assets be written down to fair values. For
Pennzoil, this resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. The pretax charge taken in the third quarter of 1995 for the asset impairment of Pennzoil's proved oil and gas properties was $378.9 million.
     Natural gas price realizations averaged $1.80 per thousand cubic feet ("Mcf") and $1.81 per Mcf, respectively, for the quarter and nine months ended September 30, 1996, compared to $1.32 per Mcf and $1.39 per Mcf, respectively, for the same periods in 1995. Natural gas volumes produced for sale were 599.6 MMcf per day and
596.0 MMcf per day, respectively, for the quarter and nine months ended September 30, 1996, compared to 662.9 MMcf per day and 687.9 MMcf per day, respectively, for the same periods in 1995. Liquids production volumes were 58.4 Mbbls per day and 61.3 Mbbls per day, respectively, for the quarter and nine months ended September 30, 1996, compared to 64.6 Mbbls per day and 69.1 Mbbls per day, respectively, for the same periods in 1995. The decrease in natural gas and liquids volumes resulted from the disposition of noncore oil and gas properties.
     In July 1996, Pennzoil completed two related transactions with Gulf Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets. After working capital and closing adjustments, Pennzoil received net proceeds of US $192.8 million from the sale of the Canadian oil and gas assets to Gulf Canada. No material pretax gain resulted from the sale, but an approximate $19 million tax benefit was recorded in the third quarter of 1996. The sale included 840,000 net acres of land, 75 percent of which is undeveloped. The properties sold were located in Alberta and northwestern British Columbia and included net proved reserves of approximately 35 MMbbls of oil equivalent and in July 1996 were producing approximately 5.5 Mbbls per day of liquids and 34 MMcf per day of natural gas, net of royalties. Included in Pennzoil's consolidated results are revenues of $26.9 million and operating income of $.2 million from these properties during the first six months of 1996.

    In July 1996, Pennzoil completed the sale of approximately half of its interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea to Exxon, ITOCHU and Unocal. The three companies will pay approximately $130 million to Pennzoil for a 5 percent working interest in the ACG unit (3.0006 percent to Exxon, 1.4705 percent to ITOCHU and 0.5289 percent to Unocal) and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83 million received at closing and another $5 million received in August 1996. Subsequent installments of $22 million and $20 million are due at first production and when the unit reaches production of 200,000 barrels per day, respectively. Pennzoil retains a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. Pennzoil received a net cash payment of approximately $16 million in August 1996 for reimbursement of Pennzoil's obligations in the ACG unit incurred from January 1996 through July 1996. No gain or loss resulted from this transaction as proceeds from the sale were applied to reduce Pennzoil's net investment in the ACG unit.
     In addition to its interest in the ACG unit, Pennzoil holds a 30 percent interest in a definitive exploration, development and production sharing contract covering the Karabakh prospect, also located in the Caspian Sea. The Karabakh agreement was ratified by the Azerbaijan Parliament in February 1996.
     In the first quarter of 1996, Pennzoil substantially completed its domestic asset highgrading program and the related disposition of noncore oil and gas assets commenced in 1992. Excluding proceeds from the two sales discussed above, proceeds from the sale of oil and gas assets totaled $88.6 million for the nine months ended September 30, 1996 with $88.1 million of those sales occurring during the first quarter of 1996. Gains or losses on such sales during the nine months ended September 30, 1996 were insignificant.
     In September 1996, Pennzoil and a subsidiary of Enterprise Oil plc ("Enterprise") agreed to form a strategic alliance to pursue certain exploration opportunities on 102 leases in Pennzoil's Gulf of Mexico portfolio where Pennzoil's working interest is 50 percent or more. Enterprise will earn an interest equal to half of Pennzoil's working interest in each prospect (and any leases within the portfolio into which the prospect extends) by contributing funds towards the costs of drilling a jointly-agreed upon exploration well on each prospect. On 59 of the 102 leases within the portfolio, where Pennzoil's average equity is 92 percent, Enterprise has agreed to contribute funds to cover 100 percent of such costs, subject to a minimum investment of $100 million through 1998. On the remaining 43 leases, where Pennzoil's average equity is 80 percent, Enterprise has agreed to cover 66.66 percent of such costs, with no minimum commitment, through 1999. These periods may be extended by one year and two years, respectively, if Enterprise elects to increase its minimum commitment from $100 million to $150 million. During the next two to three years, Pennzoil and Enterprise expect to drill about 20 wells under the program.
     In April 1995, PGMC and BRING formed PennUnion, a 50-50 gas marketing joint venture. In September 1996, PEMC purchased the 50% interest in PennUnion owned by BRING. Pennzoil is actively seeking a partner or partners to help develop and expand this business and anticipates reducing its total ownership interest in PennUnion to 50% or below in the near future.

Motor Oil & Refined Products

      Operating income from this segment for the quarter and nine months ended September 30, 1996 was $9.5 million and $39.7 million, respectively. This compares to operating income of $11.9 million and $39.6 million, respectively, for the same periods in 1995.
      The decrease in operating income for the quarter ended September 30, 1996 from the comparable period in 1995 was primarily attributable to lower refining margins and to pre-operating expenses related to the start-up costs of Excel Paralubes, a joint venture partnership with Conoco, Inc. for construction and operation of a new lube base oil plant near Lake Charles, Louisiana. Construction was completed in October 1996 with product shipments to begin in December 1996. The lower refining margins were primarily the result of higher crude oil prices and higher operating expenses. Higher domestic marketing operating results offset lower refinery margins, resulting in operating income for the nine months ended September 30, 1996 being essentially flat compared to the same period last year.
      In September 1995, PPC acquired the Viscosity Oil division of Case for $33.6 million. Viscosity is a leading supplier of premium-quality lubricants to the North American off-road industry and it supplies lubricants to substantially all of the Case dealer network, with locations in all 50 states and Canada. In addition, Viscosity supplies virtually all of the factory fill lubricants for Case's North American manufacturing plants. As part of the acquisition, a long-term supply agreement was entered into whereby Pennzoil will supply the aftermarket lubricant products that Case will continue to sell to its dealerships. The agreement also calls for Pennzoil to supply factory-fill lubricants to Case. The acquisition was financed by a combination of cash on hand and borrowings under Pennzoil's commercial paper and money market line facilities.


Franchise Operations

     The franchise operations segment, operating through Pennzoil's wholly owned subsidiary Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $6.2 million and $16.0 million, respectively, for the quarter and nine months ended September 30, 1996. This compares with operating income of $5.4 million and $10.3 million, respectively, for the same periods in 1995. The increase in operating income for the three months ended September 30, 1996 is primarily due to lower selling, general and administrative ("SG&A") expenses partially offset by startup costs associated with 27 company-operated centers opened since June 30, 1996. Results for the nine months ended September 30, 1995 included net charges of $6.0 million related to litigation settlements. Results for the first nine months of 1996 reflect the first quarter impact of severe winter weather-related costs in the northeastern part of the United States where Jiffy Lube has a high concentration of company-operated stores as well as the startup costs associated with 68 company-operated centers opened since December 31, 1995. These costs were partially offset by lower SG&A expenses for the nine month period as compared to the prior year.
     Domestic systemwide sales reported on a comparable store basis for the three months ended September 30, 1996 decreased $4.2 million and for the nine months ended September 30, 1996 increased $6.9 million, from comparable periods in 1995. There were 1,332 domestic lube centers (including 514 Jiffy Lube company-operated centers) open as of September 30, 1996. Total domestic systemwide sales increased 4.9% to $180 million for the quarter and increased 6.4% to $523 million for the nine month period.

      Beginning in 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open fast-oil change units in Sears Auto Centers over a three year period. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As of September 30, 1996, there were 88 Jiffy Lube units open and operating within Sears Auto Centers. Sears and
Jiffy Lube will continue to review the market and work toward agreement on the final plans for additional units.

Other

      Other operating income for the quarter and nine months  ended
September   30,   1996  was  $51.6  million  and   $77.4   million,
respectively, compared with $10.5 million and $58.4 million for the same periods in 1995. The increase in other operating income for the quarter and nine months ended September 30, 1996 compared to the same period in 1995 was primarily due to the gain on the sale
of   Vermejo   Park   Ranch  and  to  higher   investment   income.
     In September 1996, Pennzoil completed the sale of Vermejo Park Ranch to Vermejo Park, L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and southern Colorado and is approximately 578,000 acres. Pennzoil recorded a $41.3 million pretax gain on the sale in the third quarter of 1996.
     Other operating income for the nine months ended September 30,
1995  includes  a   favorable resolution of a Texas  franchise  tax
issue which resulted in Pennzoil receiving a $23.2 million refund in the second quarter of 1995. In addition, Pennzoil received approximately $1.5 million in interest in 1995 associated with the franchise tax refund.
      Pennzoil's other income includes dividend income of $9.8 million and $27.9 million for the quarter and nine months ended September 30, 1996, respectively, from its investment in common stock of Chevron Corporation ("Chevron"). In July 1996, Chevron increased the amount of quarterly dividends paid to holders of its
common  stock  from  $.50 per share to $.54  per  share.   Pennzoil
beneficially owns approximately 18 million shares of common stock of Chevron.
      Net interest expense for the quarter and nine months ended September 30, 1996 decreased $4.7 million and $6.6 million, respectively, from the same periods in 1995 primarily due to a reduced amount of outstanding debt and increased capitalized interest.


Capital Resources and Liquidity

      Cash Flow. As of September 30, 1996, Pennzoil had cash and cash equivalents of $33.1 million. During the nine months ended September 30, 1996, cash and cash equivalents increased $9.5 million. Cash flows from operating activities totaled $340.3 million during the first nine months of 1996.

     Accounts Receivable. In September 1996, PRC, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Sales of accounts receivable under this agreement totaled $128.0 million as of
September 30, 1996. Pennzoil used the proceeds to reduce outstanding debt. Fees incurred on the sale of accounts receivable were not material in the third quarter of 1996 and are included in other income, net.

     Debt Instruments and Repayments. In May 1996, Pennzoil entered into a revolving credit facility with a group of banks which provides for up to $600 million of unsecured revolving credit borrowings through May 1997, with any outstanding borrowings at such time being converted into a term facility terminating in May

1998. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, to increase the size of the facility by $100 million. This revolving credit facility replaces and supersedes the previous revolving credit facility of Pennzoil. As of September 30, 1996, borrowings under this facility totaled $75.0 million.
      As of September 30, 1996, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements totaled $301.2 million, all of which, beginning with the execution of the aforementioned revolving credit facility, has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such commercial paper and short-term borrowings and
Pennzoil's intent to maintain such commitments in excess of one year subject to overall reductions in debt levels. Similar borrowings totaling $468.9 million were reflected as short-term debt as of December 31, 1995.
     In July 1996, Pennzoil completed the sale of its non-strategic Canadian oil and gas assets to Gulf Canada. Pennzoil received net proceeds of US $192.8 million, which were used to reduce
outstanding   debt  under  Pennzoil's  Canadian  revolving   credit
facilities.
     In   July  1996,  Pennzoil  completed  the   sale   of
approximately half of its interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea, and in September 1996, completed the sale of Vermejo Park Ranch. Pennzoil used the proceeds from both of these sales to partially fund its 1996 capital spending program and to reduce outstanding debt.


      Price Risk Management. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices. The primary purpose of the program, as it relates to 1996 crude oil and natural gas production, is to help provide Pennzoil with sufficient cash from operations in 1996 to fund its capital spending program without increasing debt. As of September 30, 1996, Pennzoil had entered into transactions that committed an average of approximately 309 MMcf per day of natural gas for the remainder of 1996 to be sold at fixed prices (New York Mercantile Exchange ("NYMEX")-based) ranging from $1.76 to $2.12 per Mcf, with a weighted average price of $1.88 per Mcf, and Pennzoil had entered into transactions that committed an average of approximately 37 Mbbls per day of crude oil for the remainder of 1996 to be sold at fixed prices (NYMEX-based) ranging from $16.75 per barrel to $17.40 per barrel, with a weighted average price of $16.94 per barrel. Pennzoil has not materially hedged crude oil or natural gas prices beyond 1996. Pennzoil will constantly review and may alter its hedged positions as conditions change.

                                                        (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30                      September 30
                                                                 ----------------------------      ----------------------------
                                                                    1996             1995             1996             1995
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  186,797       $  166,700       $  566,097       $  557,719
   Motor Oil & Refined Products                                     426,475          380,801        1,258,141        1,159,802
   Franchise Operations                                              78,626           76,791          226,617          216,790
   Other                                                             55,352           15,353           90,640           70,809
   Intersegment sales                                               (93,562)         (39,633)        (263,886)        (123,155)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  653,688       $  600,012       $1,877,609       $1,881,965
                                                                 -----------      -----------      -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   60,715       $   19,548       $  175,522       $   64,931
   Motor Oil & Refined Products                                       9,459           11,891           39,667           39,550
   Franchise Operations                                               6,152            5,416           15,988           10,314
   Impairment of long-lived assets                                     -            (399,830)            -            (399,830)
   Other                                                             51,609           10,475           77,411           58,389
                                                                 -----------      -----------      -----------      -----------
        Total operating income (loss)                               127,935         (352,500)         308,588         (226,646)

Corporate administrative expenses                                    13,413           15,234           39,495           49,418
Interest charges, net                                                43,585           48,322          137,952          144,568
                                                                 -----------      -----------      -----------      -----------
Income (loss) before income tax                                      70,937         (416,056)         131,141         (420,632)

Income tax provision (benefit)                                        5,812         (140,770)          25,704         (143,299)
                                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                $   65,125       $ (275,286)      $  105,437       $ (277,333)
                                                                ============     ============      ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                       1.76             -
                                                                                                   ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEED EARNINGS                                                      $      -         $  424,080
                                                                                                   ===========      ===========

                                                          (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                         September 30
                                                               ------------------------------      ------------------------------
                                                                   1996              1995              1996              1995
                                                               ------------      ------------      ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                58,442            64,604            61,274            69,139
    Natural gas produced for sale (Mcf per day)                   599,615           662,923           595,967           687,863

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $    14.85        $    14.00        $    14.85        $    14.46
    Natural gas (per Mcf)                                      $     1.80        $     1.32        $     1.81        $     1.39


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           21,332            19,586            21,043            20,168
    Distillates and gas oils                                       25,984            24,681            26,711            27,148
    Lubricating oil and other specialty products                   24,638            22,156            23,768            23,435
    Residual fuel oils                                              4,221             3,140             4,120             3,654
                                                               -----------       -----------       -----------       -----------
          Total sales (barrels per day)                            76,175            69,563            75,642            74,405
                                                               ===========       ===========       ===========       ===========

  Raw materials processed (barrels per day)                        54,330            50,650            53,302            53,492

  Refining capacity (barrels per day)                              62,700            62,700            62,700            62,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  179,980        $  171,627        $  523,394        $  491,839
  Same center sales (in thousands)                             $  166,658        $  170,884        $  495,295        $  488,355
  Centers open (U.S.)                                               1,332             1,165             1,332             1,165



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




November 12, 1996