Form 10-K405
period 1996-12-31
PENNZOIL CO /DE/
filed 1997-03-04
CIK 77320

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NO. 1-5591

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $2.9 billion as of January 31, 1997.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, January 31, 1997: Common Stock, par value $0.83 1/3 per share -- 46,839,557.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).

================================================================================

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of Pennzoil Company for the year ended December 31, 1996 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (i) under the captions (a) "Oil and Gas -- North America -- Canada,"
(b) "Oil and Gas -- North America -- Exploration, Development and Production Activities," (c) "Oil and Gas -- International," (d) "Motor Oil & Refined Products -- Manufacturing" and (e) "Franchise Operations" under "Item 1. Business and Item 2. Properties" and (ii) under the captions (a) "Oil and Gas -- Results of Operations," (b) "Oil and Gas -- Exploration, Development and Production Activities," (c) "Motor Oil & Refined Products -- Operating Results" and (d) "Capital Resources and Liquidity" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, Pennzoil expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; commodity prices for natural gas and crude oil; the effect of weather on natural gas demand and consumption; competition for foreign drilling rights; the costs of exploration and development of petroleum reserves; exploration risks; political risks impacting exploration and development; competition in the motor oil marketing business; base oil margins and supply and demand in the base oil business; the success and costs of advertising and promotional efforts; mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

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

     As of December 31, 1996, Pennzoil beneficially owned approximately 18 million shares of common stock of Chevron Corporation ("Chevron"). At the current dividend rate, Pennzoil receives approximately $39 million annually in dividends on its current investment in Chevron stock. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and Note 1 of Notes to Consolidated Financial Statements for additional information.

INDUSTRY SEGMENT FINANCIAL INFORMATION

     The tabular presentation below sets forth certain financial information regarding Pennzoil's industry segments (i.e., oil and gas, motor oil and refined products, franchise operations and sulphur). Pennzoil's foreign operations historically have not been material in relation to consolidated revenues, operating income and identifiable assets.

                                              1996         1995         1994
                                           ----------   ----------   ----------
                                                 (EXPRESSED IN THOUSANDS)
                REVENUES
Oil and Gas.............................   $  755,655   $  732,356   $  833,938
Motor Oil & Refined Products............    1,696,207    1,539,351    1,509,694
Franchise Operations....................      303,700      289,222      258,102
Sulphur(1)..............................           --           --       71,902
Other(2)................................      103,440       87,133       59,673
Intersegment sales(3)...................     (372,156)    (158,076)    (170,366)
                                           ----------   ----------   ----------
                                           $2,486,846   $2,489,986   $2,562,943
                                           ==========   ==========   ==========
        OPERATING INCOME (LOSS)
Oil and Gas(4)..........................   $  239,658   $   91,967   $   (4,901)
Motor Oil & Refined Products(5).........       53,327       12,044       41,767
Franchise Operations....................       21,383       13,188        2,814
Sulphur(1)..............................           --           --      (57,407)
Impairment of long-lived assets(6)......           --     (399,830)          --
Other(2)................................       87,333       74,024       55,598
                                           ----------   ----------   ----------
          Total operating income
            (loss)......................      401,701     (208,607)      37,871
Corporate administrative expense........       55,155       74,720       66,324
Interest expense, net(4)................      177,420      194,348      476,641
Income tax provision (benefit)..........       35,228     (172,533)    (221,355)
                                           ----------   ----------   ----------
Income (loss) before cumulative effect
  of change in accounting principle.....   $  133,898   $ (305,142)  $ (283,739)
                                           ==========   ==========   ==========

                                             (Table continued on following page)

                                              1996         1995         1994
                                           ----------   ----------   ----------
                                                 (EXPRESSED IN THOUSANDS)
          IDENTIFIABLE ASSETS
Oil and Gas(4)..........................   $1,747,031   $1,991,895   $2,529,188
Motor Oil & Refined Products............      908,389      871,506      704,271
Franchise Operations....................      339,293      339,968      304,380
Sulphur(1)..............................           --           --       53,309
Other...................................      148,940      160,979      159,306
Corporate...............................      980,671      943,483      966,009
Intersegment eliminations...............          (70)         (55)        (653)
                                           ----------   ----------   ----------
                                           $4,124,254   $4,307,776   $4,715,810
                                           ==========   ==========   ==========
DEPRECIATION, DEPLETION AND AMORTIZATION
                 EXPENSE
Oil and Gas(4)..........................   $  216,857   $  270,792   $  411,597
Motor Oil & Refined Products(5).........       32,063       30,458       51,877
Franchise Operations....................       19,840       18,086       15,830
Sulphur(1)..............................           --           --       54,375
Other...................................          329          695          663
Corporate...............................        4,848        5,088        4,844
                                           ----------   ----------   ----------
                                           $  273,937   $  325,119   $  539,186
                                           ==========   ==========   ==========
        CAPITAL EXPENDITURES(7)
Oil and Gas(8)..........................   $  311,877   $  297,617   $  630,432
Motor Oil & Refined Products(9).........      231,677      134,883       40,361
Franchise Operations....................       19,509       40,773       18,937
Sulphur(1)..............................           --           --        8,548
Other...................................          135          504          761
Corporate...............................        2,425        3,989        6,458
                                           ----------   ----------   ----------
                                           $  565,623   $  477,766   $  705,497
                                           ==========   ==========   ==========

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

(2) For 1996, this amount primarily represents a $41.7 million pretax gain from Pennzoil's sale of Vermejo Park Ranch and dividend income from Pennzoil's investment in Chevron common stock. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Other" and Note 10 of Notes to Consolidated Financial Statements for additional information. For 1995 and 1994, these amounts primarily represent dividend income from Pennzoil's investment in Chevron common stock.

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

(7) Includes interest capitalized of $10,735,000, $4,231,000 and $9,027,000 in
    1996, 1995 and 1994, respectively.

(8) For 1994, capital expenditures for the oil and gas segment include $230,924,000 related to the acquisition of Co-enerco Resources Ltd. ("Co-enerco"). Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information. Capital expenditures for 1994 do not include any amounts paid with respect to the IRS settlement discussed in footnote (4) above.

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

     Narrative descriptions of these business segments follow, with emphasis on 1996 developments. Unless otherwise indicated by the context, references to Pennzoil include its subsidiaries.

OIL AND GAS

     In the oil and gas segment, Pennzoil engages in the acquisition, exploration, exploitation and development of prospective and proved oil and gas properties, the production and sale of crude oil, condensate and natural gas liquids and the production, treatment and sale of natural gas. The bulk of Pennzoil's production is derived from established fields in Texas, Louisiana, Utah and federal waters offshore Louisiana, Texas and California.

     OIL AND GAS RESERVES. The following table sets forth information regarding Pennzoil's net proved reserves and the present value (discounted at 10%) of the estimated future net cash flows before deduction of income taxes from the production and sale of those reserves. The reserves are reported by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") and Outtrim Szabo Associates Ltd., Calgary, Canada ("Outtrim Szabo") in accordance with criteria prescribed by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." The summary report of Ryder Scott on the reserve estimates as of December 31, 1996, is set forth as an exhibit to this Annual Report on Form 10-K and includes reserve estimates of each of PEPCO, Pennzoil Caspian Corporation, Pennzoil Resources Canada Ltd., Pennzoil Venezuela Inc., PPC and Pennzoil. The summary reports of Ryder Scott and Outtrim Szabo on the reserve estimates as of December 31, 1995 and December 31, 1994 are included in Pennzoil's previously filed Annual Reports on Form 10-K.

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


                                                                  --------------------------
                                                                    TOTAL PROVED RESERVES
                                                                  --------------------------
                                                                         DECEMBER 31
                                                                  --------------------------
                                                                   1996      1995      1994
                                                                  ------    ------    ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States.........................................          165       175       205
     Foreign(1)............................................           22        26        15
                                                                  ------    ------    ------
                                                                     187       201       220
                                                                  ======    ======    ======
Natural gas (billion cubic feet ("Bcf"))
     United States(2)......................................        1,187     1,255     1,341
     Foreign(1)............................................           90       214       204
                                                                  ------    ------    ------
                                                                   1,277     1,469     1,545
                                                                  ======    ======    ======
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(3)
     United States.........................................       $3,697    $2,587    $1,778
     Foreign...............................................          270       178       180
                                                                  ------    ------    ------
                                                                  $3,967    $2,765    $1,958
                                                                  ======    ======    ======
                                                                  --------------------------

                                             (Table continued on following page)

                                                              PROVED DEVELOPED RESERVES
                                                              --------------------------
                                                                     DECEMBER 31
                                                              --------------------------

                                                               1996      1995      1994
                                                              ------    ------    ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
  United States.............................................     141       151       176
  Foreign(1)................................................       1        11        15
                                                              ------    ------    ------
                                                                 142       162       191
                                                              ======    ======    ======
Natural gas (Bcf)
  United States(2)..........................................   1,070     1,132     1,242
  Foreign(1)................................................      90       202       192
                                                              ------    ------    ------
                                                               1,160     1,334     1,434
                                                              ======    ======    ======
Present value (10% discount rate) of estimated future net
  cash flows before deduction of income taxes (in
  millions)(3)
  United States.............................................  $3,329    $2,318    $1,696
  Foreign...................................................      58       138       175
                                                              ------    ------    ------
                                                              $3,387    $2,456    $1,871
                                                              ======    ======    ======

---------------

 (1) In July 1996, Pennzoil sold its non-strategic Canadian oil and gas assets to Gulf Canada Resources Limited ("Gulf Canada"). Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 10 of Notes to Consolidated Financial Statements for additional information.

 (2) United States natural gas reserves for 1996, 1995 and 1994 exclude 182 Bcf, 156 Bcf and 161 Bcf, respectively, of carbon dioxide gas for sale or use in Pennzoil's operations.

 (3) Reference is made to "Supplemental Financial and Statistical
     Information -- Unaudited -- Oil and Gas Information" on pages F-31 through F-37 hereof for additional information regarding Pennzoil's proved reserves and estimated future net revenues therefrom, including presentation of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves calculated in accordance with SFAS No. 69.

     No significant change in Pennzoil's proved reserves as set forth above has occurred as a result of any major discovery or other event since December 31, 1996.

     No estimates of Pennzoil's total proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission ("SEC") since January 1, 1996.

     OIL AND GAS PROPERTIES. The following table shows Pennzoil's developed and undeveloped oil and gas acreage as of December 31, 1996.

                                                   DEVELOPED            UNDEVELOPED
                                                   ACREAGE(1)            ACREAGE(2)
                                                ----------------      ----------------
                                                GROSS       NET       GROSS       NET
                                                -----      -----      -----      -----
                                                       (EXPRESSED IN THOUSANDS)
United States
  Alabama.....................................      8          4         --         --
  Arkansas....................................     24          5          2          1
  Colorado....................................     --         --         35         35
  Kansas......................................     43         40          1         --
  Louisiana...................................    234        184         24         19
  Mississippi.................................     25         19         14         10
  Montana.....................................     --         --        350        168
  New Mexico..................................     15         10        694        691
  New York....................................     16         14          5          4
  Ohio........................................      6          6          1          1
  Pennsylvania................................    179        149        145        124
  Texas.......................................    486        359         73         37
  Utah........................................    139         63         22         14
  West Virginia...............................    376        344         80         61
  United States Waters
     Offshore Alaska..........................      7          1          3         --
     Offshore California......................      4          1         11          3
     Offshore Louisiana.......................    273        178        160        147
     Offshore Texas...........................     52         22        167        122
                                                -----      -----      -----      -----
Total United States...........................  1,887      1,399      1,787      1,437
Foreign(3)
  Australia...................................     --         --        397        175
  Azerbaijan..................................     --         --        212         37
  Canada......................................     27         27        265        265
  Egypt.......................................     --         --        411        228
  Qatar.......................................     --         --        675        675
  Venezuela...................................      2          1      1,434      1,004
                                                -----      -----      -----      -----
Total Foreign.................................     29         28      3,394      2,384
                                                -----      -----      -----      -----
Total.........................................  1,916      1,427      5,181      3,821
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

                                           GROSS WELLS(1)             NET WELLS(1)
                                       ----------------------     ---------------------
                                       1996    1995     1994      1996    1995    1994
                                       -----   -----   ------     -----   -----   -----
Oil
  United States......................  6,637   6,892    7,264     3,725   3,977   4,135
  Foreign............................      5     619      984         5     411     508
Natural gas
  United States......................  1,814   1,674    2,149     1,234   1,067   1,232
  Foreign............................     46     369      523        42     239     259
                                       -----   -----   ------     -----   -----   -----
                                       8,502   9,554   10,920     5,006   5,694   6,134
                                       =====   =====   ======     =====   =====   =====

---------------

 (1) "Gross Wells" includes all wells in which Pennzoil has an interest. "Net Wells" reflects Pennzoil's percentage ownership interest in each "Gross Well." One or more completions in the same bore hole are counted as one well. Any well in which one of multiple completions is an oil completion is classified as an oil well.

     PRODUCTION AND SALES. The following table summarizes the average daily production of Pennzoil, net of all royalties, overriding royalties and other outstanding interests for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis. The majority of production in the following table categorized as "foreign" is production in Canada.

                                                                1996        1995        1994
                                                              --------    --------    --------
Crude oil, condensate and natural gas liquids (barrels per
  day)
  United States.............................................   56,391      60,069      64,140
  Foreign...................................................    3,213       7,074       4,569
                                                              -------     -------     -------
                                                               59,604      67,143      68,709
                                                              =======     =======     =======

Natural gas (thousand cubic feet ("Mcf") per day)
  United States.............................................  552,408     607,163     689,461
  Foreign...................................................   36,803      55,148      27,501
                                                              -------     -------     -------
                                                              589,211     662,311     716,962
                                                              =======     =======     =======

     The following table shows the weighted average sales prices received by Pennzoil for its production and the average production (lifting) costs per unit of production.

                                                                YEAR ENDED DECEMBER 31, 1996
                                                              --------------------------------
                                                               UNITED
                                                               STATES     FOREIGN      TOTAL
                                                              --------    --------    --------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................   $14.78      $18.70      $14.99
Natural gas (per Mcf).......................................   $ 1.92      $ 1.14      $ 1.87
Production (lifting) costs per equivalent barrel(1)(2)......   $ 3.31      $ 3.78      $ 3.34

                                                                YEAR ENDED DECEMBER 31, 1995
                                                              --------------------------------
                                                               UNITED
                                                               STATES     FOREIGN      TOTAL
                                                              --------    --------    --------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................   $14.15      $15.64      $14.31
Natural gas (per Mcf).......................................   $ 1.51      $  .92      $ 1.46
Production (lifting) costs per equivalent barrel(1)(2)......   $ 3.40      $ 3.32      $ 3.39

                                             (Table continued on following page)

                                                               YEAR ENDED DECEMBER 31, 1994
                                                              ------------------------------
                                                               UNITED
                                                               STATES    FOREIGN     TOTAL
                                                              --------   --------   --------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................    $13.65     $14.96     $13.74
Natural gas (per Mcf).......................................    $ 1.81     $ 1.38     $ 1.79
Production (lifting) costs per equivalent barrel(1)(2)......    $ 3.82     $ 3.43     $ 3.80

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

     Pennzoil sells its crude oil and condensate production generally based on posted field prices less any applicable transportation charges, its natural gas liquids production at negotiated prices and its natural gas production generally under a combination of 30-day spot, short-term and long-term sales contracts. Pennzoil's natural gas marketing efforts are primarily constrained by normal free marketplace competition and by regulatory limitations described generally below under the caption "Government Regulation."

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

                                                            NET EXPLORATORY                    NET DEVELOPMENT
                                                                 WELLS                              WELLS
                                                     ------------------------------     ------------------------------
                                                       1996       1995       1994         1996       1995       1994
                                                     --------   --------   --------     --------   --------   --------
Oil Wells(1)
  United States....................................      --        6.5        8.2         22.6       45.1       36.1
  Foreign..........................................      --        8.3        4.5          1.0        1.5        1.9
Gas Wells(1)
  United States....................................     2.8        7.4       22.2         44.3       48.6       45.1
  Foreign..........................................     1.0       11.7        2.8          3.0       21.1        1.2
Dry Holes(2)
  United States....................................     2.7        1.5        7.1          3.8         --        1.0
  Foreign..........................................     5.5        6.0        5.4           --        2.1         --
                                                       ----       ----       ----         ----      -----       ----
                                                       12.0       41.4       50.2         74.7      118.4       85.3
                                                       ====       ====       ====         ====      =====       ====

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

     As of December 31, 1996, Pennzoil was participating in the drilling or awaiting completion of 5 gross (3.2 net) wells onshore and 9 gross (5.1 net) wells offshore the United States.

     NORTH AMERICA -- ASSET HIGHGRADING PROGRAM. During 1996, Pennzoil completed its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in 1992. This assessment resulted in (i) the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas and (ii) the disposition of substantially all properties and fields categorized as noncore assets.

     From the beginning of 1992 through 1996, Pennzoil disposed of approximately 620 domestic producing oil and gas fields, including approximately 20 fields in 1996. The fields disposed of in 1996 primarily consisted of noncore properties in the Gulf of Mexico. Proceeds from the sales of these domestic oil and gas assets in 1996 totaled approximately $89.2 million. The noncore assets disposed of over the five-year period would have represented approximately 10% of the reported value of Pennzoil's current proven oil and gas reserves and did not factor into Pennzoil's future reserve development plans. Pennzoil currently has approximately 100 core oil and gas properties in the United States. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     NORTH AMERICA -- CANADA. In July 1996, Pennzoil completed two related transactions with Gulf Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and
(ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $2.3 million received in January 1997, Pennzoil received net proceeds of $195.1 million from the sale. Pennzoil recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information. The sale included 840,000 net acres of land, 75% of which was undeveloped. The properties sold were located in Alberta and British Columbia and included net proved reserves of approximately 35 million barrels ("MMbbls") of oil equivalent and, at the time of the sale, the properties were producing approximately 5.5 thousand barrels ("Mbbls") per day of liquids and 34 million cubic feet ("MMcf") per day of natural gas, net of royalties. Included in Pennzoil's consolidated results for 1996 are revenues of $29.3 million and operating income of $0.2 million from these properties during 1996.

     The Zama joint venture with Gulf Canada has over 600 well bores that are prospective and as many as 500 could ultimately be completed as commercial gas wells. Through January 1997, the joint venture has performed workovers on 38 existing wells. The 1997 program is designed to complete 60 additional wells. The joint venture has contracted with Novagas Clearinghouse, Ltd. ("NCL") to manage processing and gathering facilities in the Zama joint venture and provide long-term services under a volume incentive based arrangement. Current processing capacity restricts Pennzoil's net production of natural gas in the Zama area to 22-25 MMcf per day. NCL is currently constructing additional processing capacity at Zama which should allow Pennzoil to increase its net production of natural gas by 15-20 MMcf per day. Completion is expected by the fourth quarter of 1997.

     NORTH AMERICA -- VOLUMES AND PRODUCTION COSTS. Oil and gas production volumes decreased in 1996 primarily as a result of the disposal of noncore assets. During 1996, Pennzoil produced an average of approximately 158,000 barrels of oil equivalent ("BOE") per day compared to an average of approximately 178,000 BOE per day during 1995. Total production costs and expenses per BOE, excluding exploration expense and DD&A, were reduced from $5.32 in 1994 to $5.09 in 1995 and to $4.41 in 1996.

     NORTH AMERICA -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES. In the Gulf of Mexico, Pennzoil owns a 75% working interest in West Cameron 580, where Pennzoil commenced production with its first well in October 1996 with initial net rates of 50 MMcf per day of natural gas and 2,500 barrels of liquids per day. Due to mechanical problems, the well was temporarily shut-in in December 1996, but is currently expected to resume production in the first quarter of 1997. A second well in West Cameron 580 is scheduled to begin production in the first quarter of 1997. At East Cameron 334, where Pennzoil has a 28% working interest, gas was discovered on a similar, but smaller feature, in the block adjacent to Pennzoil's West Cameron 580 discovery. Production at East Cameron 334 is scheduled to commence in the third or fourth quarter of 1997. During the first half of 1996, Pennzoil completed work programs at the South Marsh Island 23 complex, Ship Shoal 198 and Ship Shoal 154. These programs included the drilling of new wells and the recompletion of existing wells. Due primarily to the completion of these work programs, average daily Gulf of Mexico production in December 1996 increased by 1,000 BOE per day over December 1995. Pennzoil is also drilling a subsalt test well at South Marsh Island 97, where Pennzoil is the operator and has a 50% working interest.

     In September 1996, Pennzoil and a subsidiary of Enterprise Oil plc ("Enterprise") agreed to form a strategic alliance to pursue certain exploration opportunities on 102 leases in Pennzoil's Gulf of Mexico portfolio where Pennzoil's working interest is 50% or more. Enterprise will earn an interest equal to half of Pennzoil's working interest in each prospect (and any leases within the portfolio into which the prospect extends) by contributing funds towards the costs of drilling a jointly-agreed upon exploration well on each prospect. On 59 of the 102 leases within the portfolio, where Pennzoil's average working interest is 92%, Enterprise has agreed to fund 100% of such drilling costs, subject to a minimum investment of $100 million through 1998. On the remaining 43 leases, where Pennzoil's average working interest is 80%, Enterprise has agreed to fund 67% of such drilling costs, with no minimum commitment, through 1999. These periods may be extended by one year and two years, respectively, if Enterprise elects to increase its minimum commitment from $100 million to $150 million. During the next two to three years, Pennzoil and Enterprise expect to drill about 20 wells under the program.

     In the second half of 1996, Pennzoil spudded wells at Garden Banks 161, High Island 352, Quarantine Bay and Gheens under the Pennzoil/Enterprise alliance. A discovery was made at Garden Banks 161, logging 220 feet of oil sands in three separate intervals. Pennzoil is currently evaluating development scenarios and future appraisal wells for this block. The High Island 352 well was plugged and abandoned after determining it was a dry hole, and the two other exploration wells are expected to be evaluated in the first quarter of 1997.

     During 1996, Pennzoil conducted an active onshore workover and drilling program. One well was drilled at Tinsley Field in Mississippi as a follow-up to a 1995 gas discovery. Production from this field, in which Pennzoil has approximately a 93% working interest, is currently 10 MMcf per day of natural gas and 2,700 barrels per day of liquids. In the Carthage Field in Texas, Pennzoil continued an infill drilling program by completing 17 wells in the Cotton Valley and Travis Peak formations during 1996. This infill drilling program enabled Pennzoil to maintain 1996 production in the Carthage Field at levels comparable to 1995. In Baxterville Field in Mississippi, two new wells were drilled and workovers were completed on 30 existing wells. As a result, liquid production from the Baxterville field increased 100 barrels per day during 1996. Pennzoil has a 100% working interest in the Baxterville field, subject to a net profits arrangement with a crude oil purchaser, who is funding the capital program.

     INTERNATIONAL. In September 1994, the State Oil Company of the Azerbaijan Republic ("SOCAR") and a consortium of foreign oil companies, which includes Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deepwater portion of the Gunashli fields in the Caspian Sea. The contract was ratified by the Azerbaijan Parliament in November 1994 and was made effective in December 1994. The contract covers the basic tenets of the project, including profit splits, taxation, project management mechanism, legal issues, hiring practices and other details. The combined fields are located in the southern portion of the Caspian Sea in approximately 400 feet of water. Aggregate capital investment for all members of the consortium is estimated to be between $7 and $8 billion over the 30-year life of the project to develop an estimated 4 billion barrels of recoverable reserves. As a member of the consortium, Pennzoil had an initial interest in the project of 9.82%. The contract includes a $300 million bonus to be paid by the consortium to the government of Azerbaijan in a phased manner over the life of the project, 50% of which has already been paid.

     In July 1996, Pennzoil completed the sale of approximately half of its 9.82% interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to Exxon, ITOCHU Oil Exploration Co., Ltd. ("ITOCHU") and Unocal. The three companies will pay approximately $130 million to Pennzoil for a 5% working interest in the ACG unit (3.00% to Exxon, 1.47% to ITOCHU and 0.53% to Unocal) and the right to receive approximately 51% of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83 million received at closing and another $5 million received in August 1996. A subsequent installment of $22 million is tied to first production and a final payment of $20 million is due when the unit reaches production of 200,000 barrels per day. Pennzoil retains a 4.82% working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. Pennzoil received a net cash payment of approximately $16 million in

August 1996 for reimbursement of Pennzoil's obligations in the ACG unit incurred from January 1996 through July 1996. No gain or loss resulted from this transaction as proceeds from the sale were applied to reduce Pennzoil's net investment in the ACG unit and the gas utilization project. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     In September 1995, the consortium elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route will require construction of 73 miles of pipeline to interconnect existing lines. All necessary treaties and commercial agreements between governments and the western companies for the northern route became effective in February 1996. Spending on the early oil project will begin to accelerate as a result of these actions. Pennzoil has recorded 20 million barrels of proved crude oil reserves relating to early oil from this project.

     In November 1995, Pennzoil announced that its Pennzoil Caspian Development Corporation ("PCDC") subsidiary had entered into a definitive exploration, development and production sharing contract with SOCAR covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30%) are units of LUKoil of Russia (7.5%), Agip of Italy (5%) and LUKAgip, a subsidiary of LUKoil and Agip (50%). In addition, a commercial affiliate of SOCAR has a 7.5% interest as a contractor party. The exploration, development and production sharing agreement was ratified by the Azerbaijan Parliament in February 1996. The Karabakh prospect is located north of the ACG deepwater unit and outside the Apsheron trend approximately 50 miles offshore in approximately 600 feet of water. The work commitment will include a seismic program and exploratory drilling over a period of three years, which period may be extended an additional one-and-a-half years. PCDC currently expects the first exploratory well to be drilled in mid-1997. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years under certain conditions.

     Also in Azerbaijan, Pennzoil completed work in 1994 on a comprehensive gas gathering and compression system to capture, compress and transport to shore approximately 150 MMcf per day of natural gas previously being vented from the Gunashli field. As of December 31, 1996, over one-half of Pennzoil's investment in the gas utilization project had been recovered through credit toward Pennzoil's portion of bonus payments made to the government of Azerbaijan with respect to the Karabakh prospect and the ACG fields, direct payments from SOCAR during 1995, proceeds from the sale of approximately half of Pennzoil's interest in the ACG joint development unit and bonus payments from the other participants in the Karabakh prospect. Pennzoil's remaining investment in the gas utilization project will be reimbursed through future payments from SOCAR funded by bonus payments to be made by other participants in the Karabakh prospect and in the ACG fields and additional credits toward Pennzoil's future bonus payments with respect to the ACG fields. Pennzoil turned over operations of the gas gathering system to SOCAR in July 1996.

     In Australia, Pennzoil signed a farm-in agreement in October 1996, with Amity Oil, N.L. ("Amity") to explore the Whicher Range concession in southwest Australia. Pennzoil will pay 88% of the costs for one recompletion and one well in 1997 in exchange for a 44% interest in the property. Amity will be the operator during the exploration phase, and Pennzoil will become operator for the development phase. Amity is currently negotiating permits with local interests for surface rights in order to begin work on the project. Permits are expected to be obtained by the end of the second quarter of 1997. Pennzoil also exercised an option with Amity on the EP 381 area, and a farmout agreement is in the process of being negotiated. The option calls for the acquisition and processing of 100 kilometers of 2-D seismic and the drilling of one well. Under the farm-in agreement, Pennzoil also has the option to join Amity in three additional prospects.

     In October 1996, Pennzoil was awarded the drilling rights to the North July block offshore Egypt in the Gulf of Suez. Pennzoil has a 100% working interest in this block, which is bordered by a large oil field (July/North July). The North July block contains appraised discoveries which tested 8,000 barrels per day of crude oil as well as undrilled prospects. The award is subject to ratification by the Egyptian parliament, which is currently expected in the first half of 1997. Pennzoil currently expects to spud its first well in the second half of 1997.

     In January 1997, Pennzoil was awarded the drilling rights to Block E, the West Beni Suef exploration block, in Egypt's western desert. The award is subject to ratification by the Egyptian parliament, which is currently expected in the first half of 1997. Pennzoil has a 100% working interest and has committed to spend $7 million to acquire 2-D seismic on the block and drill three exploration wells within three years from parliamentary approval. West Beni Suef is located approximately 100 miles southwest of Cairo and covers 8.7 million acres.

     Including the award of Block E, Pennzoil now has five exploration blocks in Egypt covering a total of 9.5 million acres. Four blocks are located in the Gulf of Suez. In the southeast Gulf of Suez Block, where Pennzoil has a 50% interest, Repsol Exploracion Egypto S.A. ("Repsol"), as operator, is currently expected to drill a well in the second quarter of 1997.

     In December 1996, Pennzoil completed the drilling of its first commitment well on Block 8 offshore Qatar. The well showed some oil accumulations that were too small to commercially develop, and the well was plugged and abandoned. Pennzoil will drill three more commitment wells on Block 8, two of which are currently expected to be spudded in the second half of 1997.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas -- Exploration, Development and Production Activities -- Egypt" and "-- Exploration, Development and Production Activities -- Other International" for additional information.

     CAPITAL BUDGET. Pennzoil's capital budget, including interest capitalized, for domestic and international oil and gas exploration and development during 1997 is currently estimated to be $337.7 million, compared to $311.9 million of capital expenditures in 1996. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

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

     MANUFACTURING. PPC owns and operates two lube oil and specialty refineries, one located near Oil City, Pennsylvania ("Rouseville") and the other, located in Shreveport, Louisiana. The paraffinic lube base stocks produced by these refineries are used primarily in the blending of motor oil and other lubricants by PPC's marketing division. The lube oil and specialty refineries also produce waxes, petrolatums, special cut kerosenes, transformer oils, process oils and other naphthenic base oils for use in producing industrial specialty products or for sale to industrial customers. Jet fuel is also supplied by the Shreveport refinery to several commercial airlines.

     In December 1996, commercial production commenced at the new state-of-the-art lube oil hydrocracker facility of Excel Paralubes ("Excel"), a 50-50 partnership between PPC and Conoco, Inc. ("Conoco") located at Conoco's refinery in Lake Charles, Louisiana. The facility has a production capacity of approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco is acting as operator of the plant with support positions staffed by both companies. The facility will be a low cost producer of high-quality base oils and is intended to make PPC self-sufficient in high-quality lube base stocks.

     The following table sets forth information with respect to raw material supplied and processed, refining capacity and utilization of PPC's refineries during the years indicated.

                                                                 1996          1995          1994
                                                               ---------     ---------     ---------
                                                               (BARRELS PER DAY EXCEPT PERCENTAGES)
Raw Material
  Supplied
     Crude oil and condensate
       Pennzoil's domestic production.......................      42,246        21,695        28,513
       Purchased from others................................       9,015        28,381        29,283
     Net decrease (increase) in inventory...................       1,825        (2,110)          907
                                                                 -------       -------       -------
                                                                  53,086        47,966        58,703
                                                                 =======       =======       =======
  Processed(1)
     Oil City, Pennsylvania.................................      14,206        10,968        15,752
     Shreveport, Louisiana..................................      38,880        36,998        38,734
     Roosevelt, Utah(2).....................................          --            --         4,217
                                                                 -------       -------       -------
                                                                  53,086        47,966        58,703
                                                                 =======       =======       =======
Refining capacity (at year end)
  Oil City, Pennsylvania....................................      16,500        16,500        16,500
  Shreveport, Louisiana.....................................      46,200        46,200        46,200
                                                                 -------       -------       -------
                                                                  62,700        62,700        62,700
                                                                 =======       =======       =======
Refinery utilization(1)(2)..................................        84.7%         76.5%         85.4%
                                                                 =======       =======       =======

---------------

(1) Processed volumes and refinery utilization are lower in 1995 primarily due to the Rouseville refinery fire which occurred in the fourth quarter and to an extended maintenance turnaround at PPC's Shreveport refinery which also occurred in the fourth quarter of 1995.

(2) As of September 30, 1994, PPC ceased processing crude oil at its refinery in Roosevelt, Utah.

     PPC purchases from others the requirements of its marketing operations not produced in its own refineries.

     PPC owns and operates two specialty product plants located in Karns City, Pennsylvania and Dickinson, Texas. These plants manufacture petrolatums, white oils, ink solvents, sulfonates, waxes and other specialty petroleum products using feedstocks from PPC's refineries. These products are marketed by PPC's PENRECO(R) and MAGIE BROS(R) divisions directly to manufacturers and end-users. Additionally, Pennzoil continues to expand industrial specialty sales into international markets, particularly in Asia, South America and Central America.

     Construction of a residual catalytic cracking unit is underway at PPC's Shreveport refinery. Completion is expected by the end of March, 1997. This unit should substantially lower the effective cost of base oils produced at the facility by converting low value byproducts into higher value fuels.

     In April 1995, PPC and the Polymers Division of Petrolite Corporation ("Petrolite") formed a 50-50 partnership called BARECO(R) Products to market a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil transports partially refined feedstock from Utah to its Rouseville refinery, which produces paraffinic waxes and related products. The new wax products, along with certain waxes from Petrolite and existing wax products from PPC's Shreveport and Rouseville refineries, are marketed through the partnership. Pennzoil has invested approximately $28 million in its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture. Production from these facilities began in September 1996.

     In July 1995, PPC and a partner formed Red River Terminals, L.L.C. to begin work on a project to build and operate a liquids terminal at the Port of Shreveport, Louisiana. The opening of the Red River to navigation has provided the opportunity for PPC to use less expensive waterborne freight for access to new feedstocks and markets for PPC's Shreveport refinery and packaging facility. The project was completed in February 1997.

     MARKETING. PENNZOIL(R) motor oil and lubricants are produced in five domestic company-owned and operated blending and packaging plants (Portland, Oregon; Shreveport, Louisiana; Rouseville, Pennsylvania; Vernon, California; and St. Louis, Missouri). In addition, three industrial packaging plants, located in Mundy's Corner, Pennsylvania, Marion, Illinois, and Alameda, California produce lubricants for the commercial and industrial markets.

     PENNZOIL(R) products are sold in all 50 states through 155 independent distributors and 58 company-owned distribution facilities. Additionally, PENNZOIL(R) brand gasoline is marketed through approximately 403 retail outlets located in Pennsylvania, Ohio, New York, Virginia, West Virginia, Tennessee and Kentucky. Kerosenes, diesel oils, fuel oils and other distillates are marketed at both the retail and wholesale levels through distributors.

     PPC competes with a number of other companies in the sale of motor oil and refined products. Competition is based on price, service and quality, with quality being of particular importance in the case of motor oils and other petroleum specialty products.

     PPC is one of America's leading marketers of fuel injector and carburetor cleaners and other car care products under the GUMOUT(R) name. These products are sold primarily to the consumer through retail channels, but GUMOUT(R) has an increasing presence in the installed market (fast lubes, service stations, auto dealers, etc.). WOLF'S HEAD(R) lubricants are also marketed as a secondary value-priced line throughout the U.S., alongside the PENNZOIL(R) lubricants brand. In addition, PPC is a master distributor for GOJO(R) hand cleaner products, PRESTONE(R) antifreeze and FRIGC(R) FR-12(TM) refrigerant.

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

                                             1996          1995          1994
                                           --------      --------      --------
                                                    (BARRELS PER DAY)
Gasoline and naphtha....................    21,551        20,618        24,168
Distillates and gas oils................    26,983        26,434        29,978
Lubricating oil and other specialty
  products..............................    23,812        22,966        23,079
Residual fuel oils......................     3,977         3,381         3,361
                                            ------        ------        ------
                                            76,323        73,399        80,586
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

     In March 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up approximately 240 Jiffy Lube-owned and franchised centers and had 116 centers open at the end of 1996.

     At December 31, 1996, 1,380 JIFFY LUBE(R) service centers were open in the United States. Franchisees operated 855 of the service centers and Jiffy Lube owned and operated the remaining 525. The JIFFY LUBE(R) service centers generally are clustered in metropolitan areas throughout the United States.

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

OTHER INTERESTS

     In September 1996, Pennzoil completed the sale of Vermejo Park Ranch to Vermejo Park L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and southern Colorado and includes approximately 578,000 acres of surface properties. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other" and Note 10 of Notes to Consolidated Financial Statements for additional information.

     Pennzoil owns approximately 726,000 acres of certain mineral rights in the Raton Basin area of New Mexico and Colorado. The table included under the caption "Oil and Gas -- Oil and Gas Properties," showing Pennzoil's developed and undeveloped oil and gas acreage, includes the mineral rights to 726,000 acres held in the Raton Basin.

EMPLOYEES

     The following table sets forth the number of Pennzoil employees by segment at December 31 of each of the years indicated:

                                             1996        1995        1994
                                           --------    --------    --------
Oil and Gas.............................       863       1,270       1,670
Motor Oil & Refined Products............     3,157       2,770       2,860
Franchise Operations....................     5,669       5,176       5,090
Sulphur.................................        --          --         247
Corporate and Other.....................       347         542         634
                                            ------      ------      ------
          Total.........................    10,036       9,758      10,501
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

     REGULATION OF NATURAL GAS MARKETING. Until as late as January 1, 1993, Pennzoil and other natural gas producers were subject to comprehensive natural gas sales price and service regulation by the Federal Energy Regulatory Commission ("FERC"). However, since that date, all sales of natural gas by Pennzoil have been unregulated and made at market prices. The FERC continues to have jurisdiction over and actively regulates interstate and certain intrastate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by Pennzoil, as well as the revenues received by Pennzoil for sales of such production. Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, gathering, storage and other components of the city-gate sales services such pipelines previously performed. While the interstate pipelines may continue to make sales, the new FERC regulations require the full separation of the pipelines' sales and transportation-related functions, so that no undue advantage is gained over other merchants, such as Pennzoil, which wish to secure transportation services and/or sell into these newly available markets. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636. Because the FERC continues to review and revise its open-access regulations, it is difficult to predict the ultimate impact of the orders on Pennzoil and its gas marketing efforts. For example, the FERC revised its standards respecting what constitutes nonregulated gathering facilities and has authorized a number of interstate pipelines to divest their gathering facilities to unregulated affiliates or third parties. Concerns have been raised that such unregulated gathering affiliates could increase gathering charges and thereby increase the cost of doing business for those natural gas producers who lack competitive gathering alternatives. While sympathetic to these concerns, the FERC nevertheless has approved these divestitures while encouraging greater state-level involvement in regulating gathering. The FERC also is evaluating the use of alternative ratemaking procedures, including market-based rates, for certain services. Notwithstanding these ongoing changes, Order 636 generally has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance Pennzoil's ability to market and transport its gas, although it may also subject Pennzoil to greater competition.

     REGULATION OF PETROLEUM MARKETING. Sales of oil and natural gas liquids by Pennzoil are not regulated and are made at market prices. The price Pennzoil receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, indexes such rates to the rate of inflation, subject to certain conditions and limitations. These regulations may increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the most recent annual adjustment generally decreased rates. These regulations have generally been approved on judicial review. Pennzoil is not able to predict with certainty what effect, if any, these relatively new federal regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

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

     Pennzoil is subject to a variety of state and federal Clean Air Act rules requiring air emission-reductions from its operating units and fuels. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR"), and several states are examining new standards and/or controls which could impose significant costs on Pennzoil. EPA has recently proposed new, more stringent national ambient air quality standards for ozone and particulate matter. Under the new standards, many more areas of the country would be considered high pollution areas and would be subject to additional regulatory controls, including possible fuel specification requirements. Similarly, the multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. EPA has announced that it will call for states to begin adopting many of these suggested controls over the next few years.

     While it is likely that one or more of these actions could significantly affect Pennzoil's production of auto fuels, the precise effect of these actions on Pennzoil and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. In addition, fuels produced at one or both of Pennzoil's refineries could be required to be reformulated to a composition significantly different from the fuels currently produced. No detailed cost estimate has been prepared to date because it is also likely that any reformulated fuel required by such future regulations will differ significantly, but unpredictably, from the reformulated gasoline required in some parts of the country today.

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

     Capital outlays of approximately $99 million have been made by Pennzoil since January 1994 with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $31 million in 1997. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental Matters" for additional information.

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

ITEM 3. LEGAL PROCEEDINGS.

     (A) CLASS ACTION. Reference is made to Note 8 of Notes to Consolidated Financial Statements for a description of Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and other similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company.

     (B) RAMCO DISPUTE. In October 1995, PEPCO, Pennzoil International, Inc., Pennzoil Caspian Corporation and Pennzoil Caspian Development Corporation filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and the Pennzoil plaintiffs pursuant to the Federal Arbitration Act and the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea and which Pennzoil Caspian Development Corporation, SOCAR and other foreign oil companies have agreed to explore and develop. After the filing of the federal action, the Pennzoil plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the Pennzoil plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the Pennzoil plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorney's fees, costs of court and other unspecified relief. In 1996, the judge in the federal suit granted in part the Pennzoil plaintiffs' motion to compel arbitration and ordered arbitration to be held in New York, New York. The Ramco defendants have appealed and the Pennzoil plaintiffs have cross-appealed to the United States Court of Appeals for the Fifth Circuit.

     (C) EMPLOYMENT ACTION. In August 1996, a lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al.,was filed in the United States District Court for the Southern District of Texas, Houston Division. The amended complaint filed by eleven named plaintiffs alleges wrongful and illegal discrimination by Pennzoil and subsidiaries against African American employees in connection with employment, promotions, transfers and pay and seeks actual damages of $75 million and punitive damages of three times that amount. Pennzoil vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1996 to a vote of security holders.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil (at February 28, 1997). Positions, unless otherwise specified, are with Pennzoil.

    DAVID P. ALDERSON, II (47)                   BRUCE K. MISAMORE (46)
    Group Vice President -- Finance and          Vice President and Treasurer
      Accounting                                 JAMES L. PATE (61)(1)
    CLYDE W. BEAHM (59)                          Chairman of the Board,
    Group Vice President -- Products Marketing   President and Chief Executive Officer
    STEPHEN D. CHESEBRO (55)                     WILLIAM M. ROBB (52)
    Executive Vice President and President of    Group Vice President -- Products
    Pennzoil Exploration and Production Company  Manufacturing
    LINDA F. CONDIT (49)                         JAMES W. SHADDIX (50)
    Vice President and Corporate Secretary       General Counsel
    DONALD A. FREDERICK (51) Executive Vice      JAMES M. WHEAT (42)
    President of Pennzoil Exploration and        Group Vice President -- Franchise
    Production Company MICHAEL J. MARATEA (52)   Operations
    Vice President and Controller

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

DAVID P. ALDERSON, II -- Group Vice President -- Finance and Accounting since
  December 1995. Treasurer from August 1989 to June 1996. Group Vice President -- Finance from February 1992 to December 1995. Senior Vice President -- Finance prior thereto.

CLYDE W. BEAHM -- Group Vice President -- Products Marketing since January 1996.
  Group Vice President -- Franchise Operations from July 1992 to January 1996. Executive Vice President -- Franchise Operations from February 1992 to July 1992. Senior Vice President -- Franchise Operations prior thereto.

STEPHEN D. CHESEBRO -- Executive Vice President and President of Pennzoil
  Exploration and Production Company since February 1997. Chairman and Chief Executive Officer of Tenneco Energy from February 1993 to December 1996. President and Chief Operating Officer of Tenneco Energy prior thereto.

LINDA F. CONDIT -- Vice President since December 1995 and Corporate Secretary since March 1990.

DONALD A. FREDERICK -- Executive Vice President of Pennzoil Exploration and
  Production Company since February 1997. Senior Vice President -- Exploration of Transworld Exploration and Production, Inc. from January 1994 to February 1997. Consultant to Transworld Exploration and Production, Inc. from June 1993 to December 1994. Vice President -- Exploration of Pecten International, the international exploration and production subsidiary of Shell Oil Company, prior to March 1993.

MICHAEL J. MARATEA -- Vice President since February 1996 and Controller since
  May 1995. Vice President -- Process Improvement of Pennzoil Exploration and Production Company from October 1993 to May 1995 and Assistant Controller prior thereto.

BRUCE K. MISAMORE -- Vice President and Treasurer since June 1996. Assistant
  Treasurer from July 1993 to June 1996. Director -- Corporate Finance of USX Corporation from May 1993 to July 1993. Manager -- Financial Planning of Marathon Oil Company prior thereto.

JAMES L. PATE -- Chairman of the Board since May 1994 and President and Chief
  Executive Officer since March 1990.

WILLIAM M. ROBB -- Group Vice President -- Products Manufacturing since October
  1992. Executive Vice President -- Manufacturing of Pennzoil Products Company prior thereto.

JAMES M. WHEAT -- Group Vice President -- Franchise Operations since July 1996.
  Executive Vice President of Jiffy Lube International, Inc. from June 1995 to July 1996. Senior Vice President -- Marketing and Field Operations of Jiffy Lube International, Inc. from July 1992 to June 1995. Vice
  President -- Marketing and Field Operations of Jiffy Lube International, Inc. prior thereto.

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

                                                        1996                                1995
                                           -------------------------------     -------------------------------
                                              MARKET PRICE                        MARKET PRICE
                                           -------------------                 -------------------
             QUARTER ENDED                   HIGH       LOW      DIVIDENDS       HIGH       LOW      DIVIDENDS
             -------------                 --------   --------   ---------     --------   --------   ---------
March 31................................    $43.63     $36.88       $.25        $48.38     $43.00       $.75
June 30.................................    $46.38     $39.63       $.25        $50.88     $46.50       $.75
September 30............................    $55.50     $45.63       $.25        $47.50     $43.50       $.75
December 31.............................    $58.75     $49.25       $.25        $44.88     $34.63       $.25

     Pennzoil has paid quarterly dividends for 73 consecutive years.

     As of December 31, 1996, Pennzoil had 18,504 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                            YEAR ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1996       1995       1994       1993       1992
                                             --------   --------   --------   --------   --------
                                               (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $2,486.8   $2,490.0   $2,562.9   $2,782.4   $2,356.7
Income (loss) from
  Continuing operations (1)................  $  133.9   $ (305.1)  $ (283.8)  $  160.3   $   17.4
  Discontinued operations (2)..............     --         --         --         --          11.7
  Extraordinary items (3)..................     --         --         --         (18.4)     (16.6)
  Cumulative effect of changes in
     accounting principles (4).............     --         --          (4.9)     --         115.7
                                             --------   --------   --------   --------   --------
Net income (loss)..........................  $  133.9   $ (305.1)  $ (288.7)  $  141.9   $  128.2
Earnings (loss) per share
  Continuing operations (1)................  $   2.88   $  (6.60)  $  (6.16)  $   3.80   $    .43
  Discontinued operations (2)..............     --         --         --         --           .29
                                             --------   --------   --------   --------   --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of changes in accounting
     principles............................  $   2.88   $  (6.60)  $  (6.16)  $   3.80   $    .72
  Extraordinary items (3)..................     --         --         --          (.44)      (.41)
  Cumulative effect of changes in
     accounting principles (4).............     --         --          (.11)     --          2.85
                                             --------   --------   --------   --------   --------
          Total............................  $   2.88   $  (6.60)  $  (6.27)  $   3.36   $   3.16
Dividends per common share.................  $   1.00   $   2.50   $   3.00   $   3.00   $   3.00
Total assets...............................  $4,124.3   $4,307.8   $4,715.8   $4,886.2   $4,457.2
Debt
  Notes payable (5)........................  $  --      $  468.9   $  337.2   $  433.0   $  339.3
  Long-term debt, including current
     maturities, and capital lease
     obligations...........................   2,291.8    2,116.8    2,254.6    2,077.8    2,031.7
                                             --------   --------   --------   --------   --------
Total debt and capital lease obligations...  $2,291.8   $2,585.7   $2,591.8   $2,510.8   $2,371.0
Total shareholders' equity (6).............  $  969.1   $  836.2   $1,204.3   $1,505.8   $1,180.2

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

 (5) As of May 1996, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements, beginning with the execution of a revolving credit facility with a group of banks, have been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such commercial paper and short-term borrowings and Pennzoil's intent to maintain such commitments in excess of one year. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

 (6) Reference is made to Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Industry Segment Financial Information included in
Item 1, Business and Item 2, Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

RESULTS OF OPERATIONS

     Net income of $133.9 million, or $2.88 per share, was recorded for 1996 compared to a net loss of $305.1 million, or $6.60 per share, for 1995 and a net loss of $288.7 million, or $6.27 per share, for 1994.

     Results for 1996 include a gain of $25.6 million ($41.7 million before tax) on the sale of Vermejo Park Ranch and a gain of $19.9 million ($1.2 million before tax) on the sale of non-strategic Canadian oil and gas assets. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information.

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

     In October 1995, Pennzoil announced a cost reduction program to reduce general and administrative expenses. As a result of this program, Pennzoil recorded a charge of $12.9 million ($19.9 million before tax) in December 1995 associated with a workforce reduction.

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

OIL AND GAS

     OPERATING RESULTS. The oil and gas segment recorded operating income of $239.7 million in 1996 compared to operating income of $92.0 million in 1995. Operating income for 1995 excludes $378.9 million associated with the SFAS No. 121 impairment. The oil and gas segment recorded an operating loss of $4.9 million in 1994, which included $93.9 million related to the settlement of a tax dispute with the IRS and other nonrecurring net charges totaling $36.8 million. Operating income increased by $147.7 million in 1996 compared to 1995. The increase was primarily due to (i) an $88.7 million increase in aggregate natural gas realizations due to higher natural gas prices, (ii) a $49.0 million reduction in general and administrative expenses, (iii) a $26.4 million reduction in operating expenses and (iv) a $7.8 million increase in aggregate liquids price realizations due to higher liquids prices. Total production costs and expenses per BOE, excluding exploration expense and DD&A, were reduced from $5.32 in 1994 to $5.09 in 1995 and to $4.41 in 1996.

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, SFAS No. 121 specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, certain proved oil and gas fields in North America were deemed to be impaired because they were not expected to individually recover their entire carrying value. However, SFAS No. 121 does not allow for the write-up of proved oil and gas fields which are expected to individually recover more than their carrying value. The 1995 pretax charge for the asset impairment of Pennzoil's proved oil and gas properties was $378.9 million. The fair values used in calculating the write-down required for such properties were determined by using the present value of expected future cash flows or estimates of market value based on transactions for comparable properties, as appropriate. Prior to the adoption of SFAS No. 121, Pennzoil periodically reviewed the carrying amounts of proven properties and an impairment reserve was provided as conditions warranted. There were no impairments recorded under SFAS No. 121 in 1996. Reference is made to "Supplemental Financial and Statistical
Information -- Unaudited -- Oil and Gas Information" for information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

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

     DD&A in 1994 included a charge of $29.8 to increase an impairment reserve originally established in 1988 related to Pennzoil's net investment in offshore California producing properties. Generally lower offshore California oil prices, a reassessment of remaining reserves and revisions to other projected economic parameters led Pennzoil to determine that an additional impairment was necessary.

     Oil and gas production volumes decreased approximately 11% for 1996 compared to 1995. The decrease in production volumes was primarily due to the sale of noncore oil and gas assets. Natural gas produced for sale in 1996 was 589,211 Mcf per day, compared with 662,311 Mcf per day and 716,962 Mcf per day in 1995 and 1994, respectively. Realized natural gas prices averaged $1.87 per Mcf in 1996 compared to $1.46 per Mcf in 1995 and $1.79 per Mcf in 1994. Liquids volumes in 1996 were 59,604 barrels per day, compared to 67,143 and 68,709 barrels per day in 1995 and 1994, respectively. Liquids prices received in 1996 averaged $14.99 per barrel, compared with $14.31 per barrel in 1995 and $13.74 per barrel in 1994.

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

     During 1996, Pennzoil completed its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in 1992. This assessment resulted in (i) the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas and (ii) the disposition of substantially all properties and fields categorized as noncore assets. From the beginning of 1992 through 1996, Pennzoil disposed of approximately 620 producing oil and gas fields, including approximately 20 fields in 1996. The fields disposed of in 1996 primarily consisted of noncore properties in the Gulf of Mexico. Proceeds from the sales of these domestic noncore assets in 1996 totaled $89.2 million. There were no significant gains or losses on the sales of these assets.

     Expenses associated with exploration activities in 1996 were $44.3 million compared with $39.8 million in 1995 and $61.0 million in 1994. Exploration expenses in 1996 increased $4.5 million compared to 1995 due to increased expenditures associated with geological and geophysical evaluations.

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

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- GULF OF MEXICO. In September 1996, Pennzoil and a subsidiary of Enterprise agreed to form a strategic alliance to pursue certain exploration opportunities on 102 leases in Pennzoil's Gulf of Mexico portfolio where Pennzoil's working interest is 50% or more. Enterprise will earn an interest equal to half of Pennzoil's working interest in each prospect (and any leases within the portfolio into which the prospect extends) by contributing funds towards the costs of drilling a jointly-agreed upon exploration well on each prospect. On 59 of the 102 leases within the portfolio, where Pennzoil's average working interest is 92%, Enterprise has agreed to fund 100% of such drilling costs, subject to a minimum investment of $100 million through 1998. On the remaining 43 leases, where Pennzoil's average working interest is 80%, Enterprise has agreed to cover 67% of such drilling costs, with no minimum commitment, through 1999. These periods may be extended by one year and two years, respectively, if Enterprise elects to increase its minimum commitment from $100 million to $150 million. During the next two to three years, Pennzoil and Enterprise expect to drill about 20 wells under the program.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- CANADA. In June 1994, Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, British Columbia and Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition. During 1996, Pennzoil completed its assessment of its Canadian oil and gas properties which resulted in the categorization of Pennzoil Canada's oil and gas properties into strategic and non-strategic properties. In July 1996, Pennzoil completed two related transactions with Gulf Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $2.3 million received in January 1997, Pennzoil received net proceeds of $195.1 million from the sale. Pennzoil recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- AZERBAIJAN. In September 1994, SOCAR and a consortium of foreign oil companies, which included Pennzoil, signed an oil production sharing contract for development of the Azeri, Chirag and a deepwater portion of the Gunashli fields in the Caspian Sea. The contract was ratified by the Azerbaijan Parliament in November 1994 and was made effective in December 1994. Aggregate capital investment for all members of the consortium is estimated to be between $7 and $8 billion over the 30-year life of the project to develop an estimated 4 billion barrels of recoverable reserves. The contract includes a $300 million bonus to be paid by the consortium to the government of Azerbaijan in a phased manner over the life of the project. The bonus payment is payable in three installments. The first bonus payment made by the consortium was equal to 50% of the total bonus. Pennzoil's proportionate share was $17.8 million, of which $11.9 million was paid in cash and $5.9 million was credited toward Pennzoil's prior investment in a gas utilization project in Azerbaijan. The second bonus payment, equal to 25% of the total bonus, will be due 30 days from the date when production in the contract area reaches an average rate of 40,000 barrels of crude oil per day and is sustained for a period of 60 days. The remaining bonus payment will be due within 30 days from the date when crude oil has been exported from the main export pipeline for a sustained period of 60 days.

     In September 1995, the consortium elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route will require construction of 73 miles of pipeline to interconnect existing lines. All necessary treaties and commercial agreements between governments and the western companies for the northern route became effective in February 1996. Spending on the early oil project will begin to accelerate as a result of these actions. Pennzoil has recorded 20 million barrels of proved crude oil reserves relating to early oil from this project.

     In July 1996, Pennzoil completed the sale of approximately half of its 9.82% interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea to Exxon, ITOCHU and Unocal. The three companies will pay approximately $130 million to Pennzoil for a 5% working interest in the ACG unit (3.00% to Exxon, 1.47% to ITOCHU and 0.53% to Unocal) and the right to receive approximately 51% of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83 million received at closing and another $5 million received in August 1996. A subsequent installment of $22 million is tied to first production and a final payment of $20 million is due when the unit reaches production of 200,000 barrels per day. Pennzoil retains a 4.8175% working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. Pennzoil received a net cash payment of approximately $16 million in August 1996 for reimbursement of Pennzoil's obligations in the ACG unit incurred from January 1996 through July 1996. No gain or loss resulted from this transaction as proceeds from the sale were applied to reduce Pennzoil's net investment in the ACG unit and the gas utilization project.

     In November 1995, Pennzoil announced that its PCDC subsidiary had entered into a definitive exploration, development and production sharing contract with SOCAR covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30%) are units of LUKoil of Russia (7.5%), Agip of Italy (5%) and LUKAgip, a subsidiary of LUKoil and Agip (50%). In addition, a commercial affiliate of SOCAR has a 7.5% interest as a contractor party. The exploration, development and production sharing agreement was ratified by the Azerbaijan Parliament in February 1996. The Karabakh prospect is located north of the ACG deepwater unit and outside the Apsheron trend approximately 50 miles offshore in approximately 600 feet of water. The work commitment will include a seismic program and exploratory drilling over a period of three years, which period may be extended an additional one-and-a-half years. PCDC currently expects the first exploratory well to be drilled in mid-1997. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years under certain conditions.

     Also in Azerbaijan, Pennzoil completed work in 1994 on a comprehensive gas gathering and compression system to capture, compress and transport to shore approximately 150 MMcf per day of natural gas previously being vented from the Gunashli field. As of December 31, 1996, over one-half of Pennzoil's investment in the gas utilization project had been recovered through credit toward Pennzoil's portion of bonus payments made to the government of Azerbaijan with respect to the Karabakh prospect and the ACG fields, direct payments from SOCAR during 1995 and other credits. Pennzoil's remaining investment in the gas utilization project will be reimbursed through future payments from SOCAR funded by bonus payments to be made by other participants in the Karabakh prospect and in the ACG fields and additional credits toward Pennzoil's future bonus payments with respect to the ACG fields. Pennzoil turned over operations of the gas gathering system to SOCAR in July 1996.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- EGYPT. In January 1997, Pennzoil was awarded the drilling rights to Block E, the West Beni Suef exploration block, in Egypt's western desert. The award is subject to ratification by the Egyptian parliament, which is currently expected in the first half of 1997.

Pennzoil has a 100% working interest and has committed to spend $7 million to acquire 2-D seismic on the block and drill three exploration wells within three years from parliamentary approval. West Beni Suef is located approximately 100 miles southwest of Cairo and covers 8.7 million acres.

     In October 1996, Pennzoil was awarded the drilling rights to the North July block offshore Egypt in the Gulf of Suez. Pennzoil has a 100% working interest in this block, which is bordered by a large oil field (July/North July). The North July block contains appraised discoveries which tested 8,000 barrels per day of crude oil as well as undrilled prospects. The award is subject to ratification by the Egyptian parliament, which is currently expected in the first half of 1997. Pennzoil currently expects to spud its first well in the second half of 1997.

     In September 1995, Pennzoil and Forum Exploration, an independent Egyptian oil company, signed a farm-in agreement giving Pennzoil an 87.5% working interest in Forum Exploration's Southwest Gebel El-Zeit concession in the southern Gulf of Suez, offshore Egypt. Pennzoil Egypt, Inc. ("Pennzoil Egypt"), an indirect wholly owned subsidiary of Pennzoil, will be the operator for this farm-in agreement. The Pennzoil/Forum Exploration group has a remaining commitment to spend a minimum of $2 million in exploration expenditures over the next two years. An additional phase, which is at the option of the Pennzoil/Forum Exploration group, would consist of three additional years of exploration with a minimum expenditure of $5 million. Pennzoil currently expects 3-D seismic acquisition in the first quarter of 1997.

     Late in 1995, Pennzoil and a subsidiary of Agip of Italy were awarded the West Feiran Block in the Gulf of Suez. Each company has a 50% working interest. The West Feiran Block, equivalent to 17 Gulf of Mexico blocks, lies in the east central part of the Gulf of Suez and is surrounded by several giant oil fields. The agreement was ratified by the Egyptian Parliament in 1996. Acquisition of 3-D seismic data is currently expected to begin in the first quarter of 1997.

     In November 1994, Pennzoil Egypt, an indirect wholly owned subsidiary of Pennzoil, and its Spanish partner, Repsol, were selected to explore the southeast Gulf of Suez Block offshore Egypt. The block is approximately the size of 44 Gulf of Mexico blocks. The agreement calls for acquisition of 3-D seismic data and the drilling of one well over the next two years. The first phase of seismic interpretation is complete and a commitment well is currently expected to be drilled in the second quarter of 1997.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- OTHER
INTERNATIONAL. In Australia, Pennzoil signed a farm-in agreement in October, 1996, with Amity to explore the Whicher Range concession in southwest Australia. Pennzoil will pay 88% of the costs for one recompletion and one well in 1997 in exchange for a 44% interest in the property. Amity will be the operator during the exploration phase, and Pennzoil will become operator for the development phase. Amity is currently negotiating permits with local interests for surface rights in order to begin work on the project. Permits are expected to be obtained by the end of the second quarter of 1997. Pennzoil also exercised an option with Amity on the EP 381 area, and a farmout agreement is in the process of being negotiated. The option calls for the acquisition and processing of 100 kilometers of 2-D seismic and the drilling of one well. Under the farm-in agreement, Pennzoil also has the option to join Amity in three additional prospects.

     In July 1995, a joint venture between Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil, and Vinccler S.A. entered into an operating service agreement with Maraven, S.A., a Petroleos De Venezuela S.A. affiliate, to operate the East Falcon Unit in northwestern Venezuela. This unit includes an oil field in which production operations were suspended in 1968, two undeveloped gas fields and several prospects. Under this service agreement, Pennzoil is required to incur all costs attributable to exploration, development and production activities. The service agreement allows for Pennzoil to recover such costs through a per-barrel fee for operating this unit. Production began in mid-1996.

     In July 1994, Pennzoil Qatar, Inc. ("Pennzoil Qatar"), an indirect wholly owned subsidiary of Pennzoil, was awarded the rights to explore acreage of Block 8 offshore Qatar. The block is located 50 miles from shore in the Arabian Gulf and is adjacent to three large producing oil fields. Under the production sharing agreement, Pennzoil Qatar has committed to a seismic acquisition and drilling program over the next four years. In December 1996, Pennzoil completed the drilling of its first commitment well on Block 8 offshore

Qatar. The well showed some oil accumulations but the accumulations were too small to commercially develop, and the well was plugged and abandoned. Pennzoil will drill two of three remaining commitment wells on Block 8 in 1997.

     CAPITAL EXPENDITURES. Capital expenditures for the oil and gas segment in 1996 were $311.9 million compared to $297.6 million in 1995 and $399.5 million in 1994, excluding expenditures related to Pennzoil's acquisition of Co-enerco. Total capital expenditures for this segment in 1997 are budgeted at $337.7 million. Reference is made to "-- Capital Resources and Liquidity" for additional information.

MOTOR OIL & REFINED PRODUCTS

     OPERATING RESULTS. Operating income in 1996 for the motor oil and refined products segment was $53.3 million compared with operating income of $12.0 million in 1995 and $41.8 million in 1994. Higher earnings in 1996 were primarily due to nonrecurring charges recorded in 1995 associated with a fire at the Rouseville refinery, costs associated with the shutdown of The Eureka Pipe Line Company ("Eureka"), costs associated with restructuring European marketing operations and litigation settlement expenses. Also contributing to the improvement was higher lubricating product margins and lower expenses. Weak industry refining margins partially offset the improvement.

     Excluding charges for the fire at the Rouseville refinery in 1995, the manufacturing division reported lower earnings in 1996 compared to 1995. The decrease in earnings was primarily due to lower refinery product margins and higher pre-operating expenses at the Excel facility. Base oil margins declined during 1996 as the market reacted to new capacity anticipated from Excel and other producers. Commercial production commenced at the Excel facility in late December 1996. Pennzoil expects base oil margins to remain depressed in 1997 as the market absorbs this new capacity.

     Total processed volume at the refineries of 53,086 barrels per day was 5,120 barrels per day higher than in 1995 and 5,617 barrels per day lower than in 1994. The higher volume as compared to 1995 was due to the 1995 Rouseville refinery fire and the lower volume compared to 1994 was a result of the cessation of crude oil processing at the refinery in Roosevelt, Utah and the increase in non-crude feedstocks at Rouseville for use in wax production.

     Higher earnings in the domestic marketing division, excluding nonrecurring charges, were the result of higher lubricating product margins, higher margins from other product sales and lower selling, general and administrative and operating expenses. Domestic motor oil volumes were about 1% lower than 1995 and 2% lower than 1994 levels. Filter sales increased by 13% over 1995 and were up 24% from 1994. Sales of Wolf's Head lubricating products also increased substantially, up 21% and 77% over 1995 and 1994, respectively. Total international motor oil and other lubricating product volumes, including those sold through licensees and joint ventures, increased 7% when compared to 1995 and 15% when compared to 1994.

     In October 1995, an explosion and fire occurred at PPC's Rouseville refinery. Two PPC employees and three contractor employees were killed. Several other injuries were reported. Occupational Safety and Health Administration investigations resulted in a fine of $1.5 million. The major damage identified was to the tanks, piping and electrical lines in the area of the fire. Some portions of the new wax plant project were damaged, and project completion was delayed until August 1996. A charge of $20.0 million was taken in the fourth quarter of 1995 for losses related to the fire.

     In November 1995, PPC sold the assets of Eureka, a wholly owned subsidiary that operated a crude oil gathering system in West Virginia. PPC recorded a charge of $5.7 million for estimated costs associated with the disposal of the facility.

     BUSINESS ACTIVITIES. In December 1996, commercial production commenced at the new state-of-the-art lube oil hydrocracker facility of Excel, a 50-50 partnership between PPC and Conoco, located at Conoco's refinery in Lake Charles, Louisiana. The facility has a production capacity of approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco is acting as operator of the plant with support positions staffed by both companies. The facility will be a low cost producer of high-quality base oils and is intended to make PPC self-sufficient in high-quality lube base stocks.

     Construction of a residual catalytic cracking unit is underway at PPC's Shreveport refinery. Completion is expected by the end of March 1997. This upgrade project will allow PPC's Shreveport refinery to significantly diversify its production capabilities and to realize higher profits from by-products, which are currently sold at low values by converting them into clean burning gasoline and diesel fuels.

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

     In July 1995, PPC and a partner formed Red River Terminals, L.L.C. to begin work on a project to build and operate a liquids terminal at the Port of Shreveport, Louisiana. The opening of the Red River to navigation has provided the opportunity for PPC to use less expensive waterborne freight for access to new feedstocks and markets for PPC's Shreveport refinery and packaging facility. The project was completed in February 1997.

     In April 1995, PPC and the Polymers Division of Petrolite formed a 50-50 partnership called BARECO(R) Products to market a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil transports partially refined feedstock from Utah to its Rouseville refinery, which produces paraffinic waxes and related products. The new wax products, along with certain waxes from Petrolite and existing wax products from Pennzoil's Shreveport and Rouseville refineries, are marketed through the partnership. Pennzoil has invested approximately $28 million in its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture. Production from these facilities began in September 1996.

     CAPITAL EXPENDITURES. Capital expenditures for the motor oil and refined products segments were $231.7 million in 1996, $134.9 million in 1995 and $40.4 million in 1994. Capital expenditures in 1996 and 1995 included $147.3 million and $52.3 million, respectively for the upgrade of PPC's Shreveport refinery. Also included in 1995 capital expenditures was $19.2 million in expenditures for facilities at the Rouseville refinery to enable production of additional waxes in connection with the previously announced Petrolite joint venture. Capital expenditures for 1996 also included $8.6 million for completion of the Rouseville refinery wax project mentioned earlier. The 1997 capital budget of $97.6 million includes $23.8 million for completion of PPC's Shreveport refinery project.

FRANCHISE OPERATIONS

     OPERATING RESULTS. The franchise operations segment, operating through Jiffy Lube, recorded operating income of $21.4 million during 1996, compared to operating income of $13.2 million in 1995 and operating income of $2.8 million in 1994. Operating results for 1995 include nonrecurring charges of $6.0 million for a litigation settlement and $0.3 million for severance charges associated with a general and administrative cost reduction program. Excluding these nonrecurring charges, operating income in 1996 increased $1.9 million over 1995. The increase in income was primarily due to lower selling, general and administrative expenses. Selling, general and administrative costs as a percentage of sales decreased for the sixth consecutive year. The lower expenses in 1996 were partially offset by higher start-up expenses associated with the large number of new centers added in 1996. Domestic service centers open at December 31, 1996 increased by 182 stores compared to December 31, 1995. As of December 31, 1996, Jiffy Lube operated 525 company-owned service centers and had 855 domestic franchise service centers open. Operating results for 1994 included charges of $8.2 million for reserves for identified self-insured claims, estimated environmental remediation costs, various litigation settlement charges and other miscellaneous items.

     Systemwide service center sales reported to Jiffy Lube for the year ended December 31, 1996 increased $44.8 million, or approximately 7%, to $701.3 million, compared with the prior year, and increased $93.9 million, or approximately 15%, compared with 1994. Average ticket prices increased to $35.27 for the year ended December 31, 1996, compared with $34.71 and $34.09 for the years ended December 31, 1995 and 1994, respectively.

     BUSINESS ACTIVITIES. In March 1995, Jiffy Lube and Sears agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. As a first step, Sears and Jiffy Lube have agreed to set up approximately 240 Jiffy Lube-owned and franchised centers and had 116 centers open at the end of 1996.

     During the year ended December 31, 1996, Jiffy Lube acquired 16 centers and real estate in exchange for cash of $4.7 million and liabilities and debt assumed of $2.8 million. Also, during the year ended December 31, 1996, thirty-six centers were sold for $4.4 million in cash and $.6 million in forgiveness of debt.

     During the year ended December 31, 1995, Jiffy Lube acquired 52 centers and real estate in exchange for cash of $35.3 million, liabilities and debt assumed of $1.3 million and four centers with a net book value of $.4 million. Also, during the year ended December 31, 1995, nineteen centers were sold for $2.6 million in cash and $.3 million in forgiveness of debt.

     During the year ended December 31, 1994, Jiffy Lube acquired 22 centers and real estate for cash of $5.2 million, forgiveness of amounts due Jiffy Lube of $1.1 million, liabilities and debt assumed of $.6 million and 4 centers with a net book value of $.3 million.

     CAPITAL EXPENDITURES. Capital expenditures for the franchise operations segment were $19.5 million in 1996, compared to $40.8 million and $18.9 million in 1995 and 1994, respectively. Capital expenditures for 1997 are estimated to be approximately $20.3 million primarily for the expansion of additional company-owned service centers.

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

OTHER

     Other operating income in 1996 was $87.3 million, compared to $74.0 million in 1995 and $55.6 million in 1994. Other operating income increased in 1996 from prior year levels primarily as the result of a $41.7 million pretax gain on the sale of Vermejo Park Ranch. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information. The increase in other operating income in 1995 from 1994 was primarily the result of a favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil's receiving a $23.2 million refund. In addition, Pennzoil received approximately $1.5 million in interest associated with the franchise tax refund. This increase in 1995 income from 1994 was partially offset by lower investment income as the result of having lower investable funds during the year, primarily due to the October 1994 payment to the IRS associated with a settlement related to a tax dispute. Reference is made to Note 8 of Notes to Consolidated Financial Statements for additional information. Other operating income for 1994 includes a $15.2 million charge to reflect an adjustment of recorded values of certain real estate properties. As of December 31, 1996, Pennzoil beneficially owned approximately 18 million shares of Chevron common stock. The shares of Chevron common stock beneficially owned by Pennzoil are classified as non-current marketable securities and other investments in the accompanying consolidated balance sheet.

Reference is made to "-- Capital Resources and Liquidity" for additional information. Dividend income on the Chevron common stock was $37.6 million for 1996, $34.8 million for 1995 and $33.4 million for 1994.

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and Other Income, Net" which consists of the following:

                                                       1996        1995        1994
                                                     --------    --------    --------
                                                         (EXPRESSED IN THOUSANDS)
Interest income....................................  $  7,043    $  9,411    $ 36,841
Dividend income....................................    37,835      34,850      33,766
Net gains on sales of assets.......................    61,508       7,739      37,530
Settlements and refunds............................    (3,391)     25,913       1,793
Other income (expense), net........................    19,119      26,786     (21,816)
                                                     --------    --------    --------
                                                     $122,114    $104,699    $ 88,114
                                                     ========    ========    ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

INTEREST CHARGES, NET

     During 1996, Pennzoil's interest charges, net of interest capitalized, decreased $16.9 million from 1995 levels. The decrease in interest charges, net of capitalized interest, is due primarily to lower average borrowings and higher capitalized interest.

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                   1996          1995          1994
                                                 --------      --------      --------
                                                       (EXPRESSED IN THOUSANDS)
Interest expense...............................  $188,155      $198,579      $191,356
Interest expense on IRS settlement.............     --            --          294,312
Less: Interest capitalized.....................    10,735         4,231         9,027
                                                 --------      --------      --------
                                                 $177,420      $194,348      $476,641
                                                 ========      ========      ========

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Pennzoil had cash and cash equivalents of $34.4 million and $23.6 million at December 31, 1996 and 1995, respectively. Cash flow generated from operating activities and proceeds from the sales of assets in 1996 totaled approximately $890.8 million. These funds were used primarily for capital expenditures ($565.6 million), for the net payment of debt ($287.1 million) and for payment of cash dividends ($46.5 million).

     PRICE RISK MANAGEMENT. Pennzoil has a price risk management program that permits the utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices as they relate to (i) Pennzoil's production of its crude oil and natural gas reserves, and (ii) the purchase and sale of natural gas as part of Pennzoil's marketing efforts. Pennzoil has not materially hedged crude oil or natural gas prices in 1997. Pennzoil will constantly review and may alter its hedged positions.

     INVESTMENT IN CHEVRON CORPORATION. As of December 31, 1996, Pennzoil beneficially owned approximately 18 million shares of Chevron common stock that have been deposited with exchange agents for possible exchange for $400.4 million and $500.0 million principal amount of exchangeable debentures of Pennzoil due January 15, 2003 and October 1, 2003, respectively, at exchange rates equivalent to $42 1/16 and $58 13/16 per share of Chevron common stock, respectively. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. The current quarterly dividend rate on Chevron common stock is $.54 per share. At the current dividend rate, Pennzoil receives approximately $39 million annually in dividends on its current investment in Chevron stock.

     EXCHANGEABLE DEBENTURES. Included in Pennzoil's long-term indebtedness as of December 31, 1996 is an aggregate of $900.4 million principal amount of senior exchangeable debentures. These debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, into approximately 18 million shares of Chevron common stock beneficially owned by Pennzoil. The exchangeable debentures were issued in two series. The 6 1/2% Senior Exchangeable Debentures ($400.4 million principal amount) and the 4 3/4% Senior Exchangeable Debentures ($500.0 million principal amount) are exchangeable into shares of Chevron common stock at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively). The closing transactions price for Chevron common stock reported on the New York Stock Exchange on December 31, 1996 was $65.00 per share. As of December 31, 1996, no debentures had been tendered for exchange. The 6 1/2% Senior Exchangeable Debentures and the 4 3/4% Senior Exchangeable Debentures can be called at Pennzoil's option beginning in January 1998 and October 1998, respectively.

     PRO FORMA EFFECT OF EXCHANGE OF ALL EXCHANGEABLE DEBENTURES. If the holders of all outstanding exchangeable debentures were to exchange their debentures for shares of Chevron common stock, Pennzoil would realize a taxable gain. The following table presents the calculation of Pennzoil's actual debt to capital ratio as of December 31, 1996 and its unaudited pro forma debt to capital ratio as of December 31, 1996, assuming (i) all exchangeable debentures are exchanged for shares of Chevron common stock, (ii) Pennzoil borrows an amount equal to the cash taxes to be owed due to the realization of the capital gain, and (iii) the full statutory tax rate of 35% would apply to the resulting taxable gain. Currently, Pennzoil would be subject to a 20% cash tax rate, with the balance of 15% payable when Pennzoil is no longer subject to alternative minimum tax.

                                                                      EFFECT OF EXCHANGE OF
                                                                   ALL EXCHANGEABLE DEBENTURES
                                                              -------------------------------------
                                                                   ACTUAL             PRO FORMA
                                                              DECEMBER 31, 1996   DECEMBER 31, 1996
                                                              -----------------   -----------------
                                                                     (EXPRESSED IN MILLIONS)
Total debt..................................................      $2,219.0            $2,219.0
Exchange of debentures......................................            --              (900.4)
Borrowings to fund cash taxes due on realized gain..........            --               142.5
                                                                  --------            --------
                                                                   2,219.0             1,461.1
Shareholders' equity........................................         969.1               969.1
                                                                  --------            --------
Total capital...............................................      $3,188.1            $2,430.2
                                                                  ========            ========
Debt-to-capital ratio.......................................          69.6%               60.1%

     ACCOUNTS RECEIVABLE. In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Accounts receivable sold under this agreement totaled $135.0 million as of December 31, 1996. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $1.9 million in 1996 and are netted against other income.

     CREDIT FACILITIES. Pennzoil has currently limited aggregate borrowings under its commercial paper programs to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $198.2 and $343.9 million at December 31, 1996 and December 31, 1995, respectively. The average interest rates applicable to outstanding commercial paper were 5.74% and 6.13% during 1996 and 1995, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil has currently limited its aggregate borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $129.9 million and $125.0 million at December 31, 1996 and 1995, respectively. The average interest rates applicable to amounts outstanding under these arrangements were 5.53% and 5.95% during 1996 and 1995, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     Pennzoil's current revolving credit facility (the "Revolving Credit Facility") with a group of banks provides for up to $600 million of unsecured revolving credit borrowings through May 28, 1997, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1998. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. Outstanding borrowings under Pennzoil's revolving credit facilities totaled $99.0 million and $50.0 million at December 31, 1996 and 1995, respectively. The average interest rate applicable to amounts outstanding under Pennzoil's revolving credit facilities was 5.67% and 6.10% during 1996 and 1995, respectively.

     Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information regarding Pennzoil's credit facilities.

     DISPOSITION OF ASSETS. During 1996, Pennzoil completed its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in 1992. This assessment resulted in (i) the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas and (ii) the disposition of substantially all properties and fields categorized as noncore assets. From the beginning of 1992 through 1996, Pennzoil disposed of approximately 620 producing oil and gas fields, including approximately 20 fields in 1996. The fields disposed of in 1996 primarily consisted of noncore properties in the Gulf of Mexico. Proceeds from the sales of these domestic noncore assets in 1996 totaled $89.2 million. There were no significant gains or losses on the sale of these assets.

     In July 1996, Pennzoil completed the sale of its non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $2.3 million received in January 1997, Pennzoil received net proceeds of $195.1 million from the sale. Proceeds from the sale were primarily used to reduce outstanding debt. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

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

     CLASSIFICATION OF BORROWINGS UNDER CREDIT FACILITIES. As of December 31, 1996, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable rate credit arrangements, collectively, the "short-term facilities") totaled $328.1 million, all of which, beginning with the execution of the Revolving Credit Facility in May 1996, has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and Pennzoil's intent to maintain such commitments in excess of one year subject to overall reductions in debt levels. Prior to the execution of the Revolving Credit Facility, borrowings under the short-term facilities were classified as short-term debt, and borrowings under the previous revolving credit facility were classified as long-term debt.

     SETTLEMENT OF IRS DISPUTE. Reference is made to Note 8 of Notes to Consolidated Financial Statements for information concerning Pennzoil's settlement in October 1994 of a dispute with the IRS relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return.

     CAPITAL EXPENDITURES. Total capital expenditures for 1996 were $565.6 million, including $10.7 million of interest capitalized, an increase of $87.8 million from comparable 1995 capital expenditure levels. For 1995, capital expenditures for motor oil and refined products include $0.6 million allocated to property, plant and equipment related to Pennzoil's acquisition of Viscosity Oil in September 1995.

     The table below summarizes the current 1997 capital budget by segment compared with 1996 and 1995 capital expenditures. The capital budget is reassessed from time to time, and could, for example, be adjusted to reflect changes in oil and gas prices and other economic factors.

                                                  1997
                                                 BUDGET      1996       1995
                                                 ------     ------     ------
                                                   (EXPRESSED IN MILLIONS)
Oil and Gas....................................  $337.7     $311.9     $297.6
Motor Oil & Refined Products...................    97.6      231.7      134.9
Franchise Operations...........................    20.3       19.5       40.8
Corporate and Other............................     4.5        2.5        4.5
                                                 ------     ------     ------
                                                 $460.1     $565.6     $477.8
                                                 ======     ======     ======

     Pennzoil currently expects to generate funds for its budgeted 1997 capital expenditures from a combination of some, or all, of the following: cash flows from operations, borrowings under its short-term facilities and revolving credit facility and available cash.

     ENVIRONMENTAL MATTERS. Pennzoil continues to make capital and operating expenditures relating to the environment, including expenditures associated with its compliance with federal, state and local environmental regulations. As they continue to evolve, environmental protection laws are expected to have an increasing impact on Pennzoil's operations. In connection with pollution abatement efforts related to current operations, Pennzoil made capital expenditures of approximately $33 million in 1996 and $29 million in 1995. Capital expenditures for environmental control facilities are currently expected to be approximately $31 million in 1997. Pennzoil's recurring operating expenditures relating to environmental compliance activities are not material.

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

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1996 and 1995, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $30.4 million and $38.1 million, respectively. Of these reserves, $2.1 million and $5.2 million are reflected in the consolidated balance sheet as current liabilities as of December 31, 1996 and 1995, respectively, and $28.3 million and $32.9 million are reflected as other liabilities as of December 31, 1996 and 1995, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

     OTHER MATTERS. Pennzoil does not currently consider the impact of inflation to be significant in the businesses in which Pennzoil operates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil, together with the report thereon of Arthur Andersen LLP dated February 25, 1997 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-37 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 1998 and 1999" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation," "Director Remuneration" and "Certain Transactions" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................    F-1
Consolidated Statement of Income............................    F-3
Consolidated Balance Sheet..................................    F-4
Consolidated Statement of Shareholders' Equity..............    F-6
Consolidated Statement of Cash Flows........................    F-7
Notes to Consolidated Financial Statements..................    F-8

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial and Statistical
Information -- Unaudited" beginning on page F-31.

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     Schedules of Pennzoil and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS.

          *3(a)           -- Restated Certificate of Incorporation of Pennzoil Company
                             dated May 3, 1995 (Pennzoil Company 10-Q (March 31,
                             1995), SEC File No. 1-5591, Exhibit 3).
           3(b)           -- By-laws of Pennzoil Company, as amended through February
                             20, 1997.
          *4(a)           -- Indenture dated as of February 15, 1986 (the "1986
                             Indenture") between Pennzoil Company and Mellon Bank,
                             N.A., Trustee (Pennzoil Company 10-Q (June 30, 1986), SEC
                             File No. 1-5591, Exhibit 4(a)).
          *4(b)           -- Officer's Certificate dated as of March 16, 1987
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 9%
                             Debentures due April 1, 2017 (Pennzoil Company 10-Q
                             (March 31, 1987), SEC File
                             No. 1-5591, Exhibit 4(a)).
          *4(c)           -- Officer's Certificate dated as of April 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 5/8%
                             Debentures due June 1, 2001 (Pennzoil Company 10-Q (March
                             31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)           -- Officer's Certificate dated as of November 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/8%
                             Debentures due November 15, 2009 and 9 5/8% Notes due
                             November 15, 1999 (Pennzoil Company 10-K (1989), SEC File
                             No. 1-5591, Exhibit 4(n)).
          *4(e)           -- Officer's Certificate dated as of November 19, 1990
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/4%
                             Debentures due November 1, 2005 (Pennzoil Company 10-K
                             (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)           -- Instrument of Resignation, Appointment and Acceptance
                             dated as of April 1, 1991 among Pennzoil Company, Mellon
                             Bank, N.A., as Retiring Trustee, and Texas Commerce Bank
                             National Association, as Successor Trustee, under the
                             1986 Indenture (Pennzoil Company 10-K (1991), SEC File
                             No. 1-5591, Exhibit 4(p)).

          *4(g)           -- Indenture dated as of December 15, 1992 (the "1992
                             Indenture") between Pennzoil Company and Texas Commerce
                             Bank National Association, Trustee (Pennzoil Company 10-K
                             (1992), SEC File No. 1-5591, Exhibit 4(o)).
          *4(h)           -- First Supplemental Indenture dated as of January 13, 1993 to the 1992 Indenture (Pennzoil Company 10-K (1992), SEC
                             File No. 1-5591, Exhibit 4(p)).
          *4(i)           -- Second Supplemental Indenture dated as of October 12,
                             1993 to the 1992 Indenture (Pennzoil Company 10-K (1993),
                             SEC File No. 1-5591, Exhibit 4(i)).
          *4(j)           -- Rights Agreement dated as of October 28, 1994 between
                             Pennzoil Company and Chemical Bank, as Rights Agent
                             (Pennzoil Company 8-K (October 28, 1994), SEC File No.
                             1-5591, Exhibit 1).
                             Pennzoil Company agrees to furnish to the Commission upon
                             request a copy of any agreement defining the rights of
                             holders of long-term debt of Pennzoil Company and all its
                             subsidiaries for which consolidated or unconsolidated
                             financial statements are required to be filed, under
                             which the total amount of securities authorized does not
                             exceed 10% of the total assets of Pennzoil Company and
                             its subsidiaries on a consolidated basis.
       +*10(a)            -- 1978 Stock Option Plan of Pennzoil Company, as amended
                             (Registration
                             No. 2-67268, Exhibit 4(a)).
       +*10(b)            -- 1981 Stock Option Plan of Pennzoil Company (Registration
                             No. 2-76935, Exhibit 4(a)).
       +*10(c)            -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(d)            -- Pennzoil Company Salary Continuation Plan (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(e)            -- Pennzoil Company Supplemental Disability Plan effective
                             January 1, 1978 (Pennzoil Company 10-K(1977), SEC File
                             No. 1-5591, Exhibit 5(y)).
       +*10(f)            -- Pennzoil Company Supplemental Life Insurance Plan
                             effective January 1, 1978, as amended (Pennzoil Company
                             10-K (1980), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(g)            -- Pennzoil Company Deferred Compensation Plan (Pennzoil
                             Company 10-K (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(h)            -- Specimen of Pennzoil Company Deferred Compensation
                             Agreement (Pennzoil Company 10-K (1982), SEC File No.
                             1-5591, Exhibit 10(j)(1)).
       +*10(i)            -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control
                             (Pennzoil 10-Q (September 30, 1982), SEC File
                             No. 1-5591, Exhibit 28).
       +*10(j)            -- Pennzoil Company Section 415 Excess Benefit Agreements
                             (Pennzoil Company 10-Q (March 31, 1980), SEC File No.
                             1-5591, Exhibit 5).
       +*10(k)            -- Pennzoil Company Medical Expenses Reimbursement Plan
                             effective January 1, 1978 (Pennzoil Company 10-K(1977),
                             SEC File No. 1-5591, Exhibit 5(v)).
       +*10(l)            -- Pennzoil Company 1985 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 25,
                             1985), SEC File No. 1-5591, Exhibit B).
       +*10(m)            -- Pennzoil Company Executive Severance Plan (Pennzoil
                             Company 10-K (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(n)            -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 26, 1990), SEC
                             File No. 1-5591, Exhibit A).
       +*10(o)            -- Pennzoil Company 1990 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 26,
                             1990), SEC File No. 1-5591, Exhibit B).
       +*10(p)            -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 13, 1993), SEC
                             File No. 1-5591, Exhibit A).
       +*10(q)            -- Pennzoil Company 1993 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 13,
                             1993), SEC File No. 1-5591, Exhibit B).
       +10(r)             -- Employment Agreement between Pennzoil Company and Stephen
                             D. Chesebro' dated as of February 10, 1997.


       +10(s)             -- Employment Agreement between Pennzoil Company and Donald
                             A. Frederick dated February 10, 1997.
          11              -- Computation of Ratio of Earnings to Fixed Charges for the
                             years ended December 31, 1996, 1995, 1994, 1993 and 1992.
          21              -- List of Subsidiaries of Pennzoil Company.
          23(a)           -- Consent of Arthur Andersen LLP.
          23(b)           -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)           -- Consent of Outtrim Szabo Associates Ltd.
          24              -- Powers of Attorney.
          27              -- Financial Data Schedule.
          99(a)           -- Summary of Reserve Report of Ryder Scott Company
                             Petroleum Engineers as of December 31, 1996 relating to
                             oil and gas reserves.

---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.


(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                          Date: March 3, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                      TITLE
                      ---------                                      -----                        DATE
                      JAMES L. PATE                    Principal Executive Officer               March 3, 1997
-----------------------------------------------------  and Director
(JAMES L. PATE, CHAIRMAN OF THE BOARD, PRESIDENT AND
              CHIEF EXECUTIVE OFFICER)

                     DAVID P. ALDERSON, II             Principal Financial and                   March 3, 1997
-----------------------------------------------------  Accounting Officer
   (DAVID P. ALDERSON, II, GROUP VICE PRESIDENT --
               FINANCE AND ACCOUNTING)
                HOWARD H. BAKER, JR.*
                   W. J. BOVAIRD*
               W. L. LYONS BROWN, JR.*
                 ERNEST H. COCKRELL*
                  HARRY H. CULLEN*                     A majority of the Directors               March 3, 1997
                   ALFONSO FANJUL*                       of the Registrant
                  BERDON LAWRENCE*
                  BRENT SCOWCROFT*
                 CYRIL WAGNER, JR.*

          *By:  DAVID P. ALDERSON, II
      (DAVID P. ALDERSON, II, ATTORNEY-IN-FACT)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets. Also, as discussed in Note 6 to the Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits as of January 1, 1994.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1997

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       PENNZOIL COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                          1996           1995           1994
                                                       ----------     ----------     ----------
                                                            (EXPRESSED IN THOUSANDS EXCEPT
                                                                  PER SHARE AMOUNTS)
REVENUES
  Net sales..........................................  $2,364,732     $2,385,287     $2,474,829
  Investment and other income, net...................     122,114        104,699         88,114
                                                       ----------     ----------     ----------
                                                        2,486,846      2,489,986      2,562,943
COSTS AND EXPENSES
  Cost of sales......................................   1,421,731      1,537,737      1,543,605
  Selling, general and administrative expenses.......     349,019        419,530        388,365
  Depreciation, depletion and amortization (Note
     8)..............................................     273,937        325,119        539,186
  Impairment of long-lived assets (Note 1)...........      --            399,830         --
  Exploration expenses...............................      44,271         39,782         61,033
  Taxes, other than income...........................      51,342         51,315         59,207
  Interest charges (Note 8)..........................     188,155        198,579        485,668
  Interest capitalized...............................     (10,735)        (4,231)        (9,027)
                                                       ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAX......................     169,126       (477,675)      (505,094)
Income tax provision (benefit).......................      35,228       (172,533)      (221,355)
                                                       ----------     ----------     ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...............................     133,898       (305,142)      (283,739)
Cumulative effect of change in accounting principle
  (Note 6)...........................................      --             --             (4,948)
                                                       ----------     ----------     ----------
NET INCOME (LOSS)....................................  $  133,898     $ (305,142)    $ (288,687)
                                                       ==========     ==========     ==========
EARNINGS (LOSS) PER SHARE
  Total before cumulative effect of change in
     accounting principle............................  $     2.88     $    (6.60)    $    (6.16)
  Cumulative effect of change in accounting
     principle.......................................      --             --               (.11)
                                                       ----------     ----------     ----------
          TOTAL......................................  $     2.88     $    (6.60)    $    (6.27)
                                                       ==========     ==========     ==========
DIVIDENDS PER COMMON SHARE...........................  $     1.00     $     2.50     $     3.00
                                                       ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   34,383     $   23,615
  Receivables (Note 1)......................................     250,328        335,876
  Inventories
     Crude oil and natural gas..............................      24,365         41,363
     Motor oil and refined products.........................     147,554        119,830
  Materials and supplies, at average cost...................      22,083         23,808
  Deferred income tax.......................................      20,834         26,452
  Other current assets......................................      38,045         33,881
                                                              ----------     ----------
          TOTAL CURRENT ASSETS..............................     537,592        604,825
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and Gas, successful efforts method of accounting......   4,387,277      4,724,836
  Motor Oil & Refined Products..............................   1,170,259        967,518
  Franchise Operations......................................     206,100        203,876
  Other.....................................................     100,679        149,838
                                                              ----------     ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT...............   5,864,315      6,046,068
  Less accumulated depreciation, depletion, amortization and
     valuation allowances...................................   3,546,231      3,628,043
                                                              ----------     ----------
          NET PROPERTY, PLANT AND EQUIPMENT.................   2,318,084      2,418,025
                                                              ----------     ----------
OTHER ASSETS
  Marketable securities and other investments (Note 1)......     955,182        910,334
  Other.....................................................     313,396        374,592
                                                              ----------     ----------
          TOTAL OTHER ASSETS................................   1,268,578      1,284,926
                                                              ----------     ----------
TOTAL ASSETS................................................  $4,124,254     $4,307,776
                                                              ==========     ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  DECEMBER 31
                                           -------------------------
                                              1996           1995
                                           ----------     ----------
                                           (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Current maturities of long-term
     debt...............................   $    1,181     $    2,263
  Notes payable (Note 3)................           --        468,934
  Accounts payable......................      246,277        303,787
  Taxes accrued.........................        2,811          2,487
  Interest accrued......................       30,827         35,358
  Payroll accrued.......................       25,530         23,989
  Other current liabilities.............       86,321         81,450
                                           ----------     ----------
          TOTAL CURRENT LIABILITIES.....      392,947        918,268
LONG-TERM DEBT, less current maturities
  (Note 3)..............................    2,217,806      2,038,921
DEFERRED INCOME TAX.....................      241,791        227,941
OTHER LIABILITIES.......................      302,635        286,414
                                           ----------     ----------
          TOTAL LIABILITIES.............    3,155,179      3,471,544
                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
  Common stock, $0.83 1/3 par --
     authorized 100,000,000 shares,
     issued 52,208,888 shares...........       43,507         43,507
  Additional capital....................      323,209        324,812
  Retained earnings.....................      714,676        627,257
  Net unrealized holding gain on
     marketable securities (Note 1).....      191,803        155,629
  Cumulative foreign currency
     translation adjustment and other...       (3,450)        (2,036)
  Common stock in treasury, at cost,
     5,609,926 shares in 1996
     and 5,838,810 shares in 1995.......     (300,670)      (312,937)
                                           ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY....      969,075        836,232
                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY................................   $4,124,254     $4,307,776
                                           ==========     ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              YEAR ENDED DECEMBER 31
                                       ---------------------------------------------------------------------
                                               1996                    1995                    1994
                                       ---------------------   ---------------------   ---------------------
                                        SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                       --------   ----------   --------   ----------   --------   ----------
                                                             (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.83 1/3 par --
  Authorized 100,000,000 shares for
     1996 and 1995 and 75,000,000
     shares for 1994
  Balance January 1 and December
     31..............................   52,209    $   43,507    52,209    $   43,507    52,209    $   43,507
                                       -------    ----------   -------    ----------   -------    ----------
ADDITIONAL CAPITAL
  Balance January 1..................                324,812                 326,862                 327,939
     Shares reissued.................                 (1,603)                 (2,050)                 (1,077)
                                                  ----------              ----------              ----------
  Balance December 31................                323,209                 324,812                 326,862
                                                  ----------              ----------              ----------
RETAINED EARNINGS
  Balance January 1..................                627,257               1,047,993               1,474,741
     Net income (loss)...............                133,898                (305,142)               (288,687)
     Dividends on common stock.......                (46,479)               (115,594)               (138,061)
                                                  ----------              ----------              ----------
  Balance December 31................                714,676                 627,257               1,047,993
                                                  ----------              ----------              ----------
NET UNREALIZED HOLDING GAIN ON
  MARKETABLE SECURITIES (Note 1)
  Balance January 1..................                155,629                 112,668                 106,796
     Change in net unrealized holding
       gain..........................                 36,174                  42,961                   5,872
                                                  ----------              ----------              ----------
  Balance December 31................                191,803                 155,629                 112,668
                                                  ----------              ----------              ----------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1..................                 (2,036)                   (848)                 (2,746)
     Translation adjustment..........                 (1,429)                 (1,176)                  1,886
     Change in additional minimum
       pension liability.............                     15                     (12)                     12
                                                  ----------              ----------              ----------
  Balance December 31................                 (3,450)                 (2,036)                   (848)
                                                  ----------              ----------              ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1..................   (5,839)     (312,937)   (6,082)     (325,918)   (6,299)     (337,637)
     Shares acquired.................    --           --         --           --            (5)         (215)
     Shares reissued.................      229        12,267       243        12,981       222        11,934
                                       -------    ----------   -------    ----------   -------    ----------
  Balance December 31................   (5,610)     (300,670)   (5,839)     (312,937)   (6,082)     (325,918)
                                       -------    ----------   -------    ----------   -------    ----------
TOTAL SHAREHOLDERS' EQUITY...........   46,599    $  969,075    46,370    $  836,232    46,127    $1,204,264
                                       =======    ==========   =======    ==========   =======    ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31
                                           --------------------------------------
                                              1996          1995          1994
                                           -----------    ---------    ----------
                                                  (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................   $   133,898    $(305,142)   $ (288,687)
  Adjustments to reconcile net income
     (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and
          amortization (Note 8).........       273,937      325,119       539,186
       Impairment of long-lived assets
          (Note 1)......................       --           399,830        --
       Dry holes and impairments........        11,587       11,448        34,162
       Deferred income tax..............        20,914     (175,446)     (115,215)
       Tax payment associated with IRS
          settlement (Note 8)...........       --            --          (261,696)
       Gains on sales of assets.........       (61,508)      (7,739)      (37,530)
       Non-cash and other nonoperating
          items.........................        53,635       52,153        86,246
       Cumulative effect of change in
          accounting principle..........       --            --             4,948
       Change in operating assets and
          liabilities (Note 1)..........       (21,915)     146,813      (194,745)
                                           -----------    ---------    ----------
          Net cash provided by (used in)
            operating activities........       410,548      447,036      (233,331)
                                           -----------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................      (565,623)    (473,360)     (473,320)
  Acquisition of Viscosity Oil (Note
     10)................................       --           (33,642)       --
  Acquisition of Co-enerco Resources
     Ltd. (Note 10).....................       --            --          (230,924)
  Purchases of marketable securities and
     other investments..................      (572,836)    (664,553)     (480,389)
  Proceeds from sales of marketable
     securities and other investments...       578,871      655,482     1,160,106
  Proceeds from sales of assets (Note
     10)................................       480,284      192,316       117,090
  Other investing activities............        12,660       (7,368)      (41,523)
                                           -----------    ---------    ----------
          Net cash provided by (used in)
            investing activities........       (66,644)    (331,125)       51,040
                                           -----------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayments) of notes
     payable, net.......................      (139,165)     131,722       (95,819)
  Debt repayments.......................    (1,583,659)    (210,906)     (401,438)
  Proceeds from issuances of debt.......     1,435,679       77,598       579,963
  Dividends paid........................       (46,479)    (115,594)     (138,061)
  Other financing activities............           488       --               255
                                           -----------    ---------    ----------
          Net cash used in financing
            activities..................      (333,136)    (117,180)      (55,100)
                                           -----------    ---------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................        10,768       (1,269)     (237,391)
CASH AND CASH EQUIVALENTS, beginning of
  period................................        23,615       24,884       262,275
                                           -----------    ---------    ----------
CASH AND CASH EQUIVALENTS, end of
  period................................   $    34,383    $  23,615    $   24,884
                                           ===========    =========    ==========

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

  Marketable Securities and Other Investments --

     Pennzoil accounts for certain investments in debt and equity securities by following the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, Pennzoil's investment in Chevron Corporation ("Chevron") common stock, which shares are classified as "available for sale," is reported at fair value, with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. As of December 31, 1996, Pennzoil beneficially owned approximately 18 million shares of Chevron common stock, acquired at an average cost of approximately $33.68 per share.

     Realized gains on Pennzoil's investment in Chevron common stock are subject to the exchange rights of holders of Pennzoil's $400.4 million outstanding principal amount of 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and $500.0 million outstanding principal amount of 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"), all of which are exchangeable at the option of the holders thereof for shares of Chevron common stock owned by Pennzoil. Reference is made to Note 3 for additional information. The fair market value of the shares of Chevron common stock held by Pennzoil as of December 31, 1996 and 1995 was $50.00 and $46.91, respectively per share, based on the closing transaction price for Chevron common stock reported on the New York Stock Exchange on December 31, 1996 and December 29, 1995 of $65.00 and $52.38 per share, reduced by a reserve for certain exchange rights relating to Pennzoil's outstanding 6 1/2% Debentures and 4 3/4% Debentures. As of December 31, 1996 and December 31, 1995, the net unrealized after-tax gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $191.8 million and $155.5 million, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The cost, market value and unrealized gains related to Pennzoil's marketable securities are as follows:

                                                                   UNREALIZED
AT DECEMBER 31                               COST       MARKET       GAINS
--------------                             --------    --------    ----------
                                                (EXPRESSED IN THOUSANDS)
1996
  Non-current marketable securities and
     other investments:
     Chevron Corporation common stock...   $608,565    $903,647      $295,082
     Other marketable securities and
       investments......................     51,535      51,535        --
                                           --------    --------      --------
  Total non-current marketable
     securities
     and other investments..............   $660,100    $955,182      $295,082
                                           ========    ========      ========
1995
  Non-current marketable securities and
     other investments:
     Chevron Corporation common stock...   $608,565    $847,792      $239,227
     Other marketable securities and
       investments......................     62,341      62,542           201
                                           --------    --------      --------
  Total non-current marketable
     securities
     and other investments..............   $670,906    $910,334      $239,428
                                           ========    ========      ========

     Pennzoil's investments in debt securities are classified as "held-to-maturity" based on Pennzoil's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist primarily of domestic commercial paper. All of Pennzoil's "held-to-maturity" securities approximate their fair values based on the relatively short maturities of those investments and on quoted market prices, where such prices are available.

     Other income effects from marketable securities and other investments are discussed under the caption "Investment and Other Income, Net" below.

  Investment and Other Income, Net --

     Other revenues, net of related expenses, are included in "Investment and Other Income, Net," which consists of the following:

                                             1996         1995         1994
                                           --------     --------     --------
                                                (EXPRESSED IN THOUSANDS)
Interest income.........................   $  7,043     $  9,411     $ 36,841
Dividend income.........................     37,835       34,850       33,766
Net gains on sales of assets............     61,508        7,739       37,530
Settlements and refunds.................     (3,391)      25,913        1,793
Other income (expense), net.............     19,119       26,786      (21,816)
                                           --------     --------     --------
                                           $122,114     $104,699     $ 88,114
                                           ========     ========     ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $9.7 million in 1996 and $9.6 million in 1995. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $.9 million in 1996 and $1.7 million in 1995.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     At December 31, 1996 and 1995, current receivables included notes receivable of $11.9 million and $7.5 million, respectively. Other assets included long-term notes receivable of $39.3 million and $40.5 million at December 31, 1996 and 1995, respectively.

     In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Accounts receivable sold under this agreement totaled $135.0 million as of December 31, 1996. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $1.9 million in 1996 and are netted against other income.

  Inventories --

     A majority of inventories is reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $116.2 million at December 31, 1996 and $111.7 million at December 31, 1995. The current cost of LIFO inventories was approximately $187.1 million and $176.4 million at December 31, 1996 and 1995, respectively.

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

     Pennzoil follows the sales method of accounting for natural gas imbalances. Under the sales method, revenue is recognized on all production delivered by Pennzoil to its purchasers, regardless of Pennzoil's ownership interest in the respective property. At December 31, 1996, Pennzoil's gas imbalance reflects a net overproduced position of 0.1 billion cubic feet of gas. The company expects to correct this imbalance with its co-owners through future production or alternative arrangements.

  Property, Plant and Equipment and Depreciation, Depletion and Amortization --

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, SFAS No. 121 specifies that the carrying values of assets be written down to fair values, which, for Pennzoil, resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, certain proved oil and gas fields in North America were

                       PENNZOIL COMPANY AND SUBSIDIARIES
deemed to be impaired because they were not expected to individually recover their entire carrying value. The adoption of SFAS No. 121 resulted in Pennzoil recording a 1995 pretax charge of $399.8 million for asset impairments, of which $378.9 million was attributable to the impairment of Pennzoil's proved oil and gas properties. The fair values used in calculating the write-down required for such properties were determined by using the present value of expected future cash flows or estimates of market value based on transactions for comparable properties, as appropriate. Prior to the adoption of SFAS No. 121, Pennzoil periodically reviewed the carrying amounts of proven properties and an impairment reserve was provided as conditions warranted. There were no impairments recorded under SFAS No. 121 in 1996.

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

     Deferred losses included in other current assets in the accompanying balance sheet related to these hedging activities totaled $11.7 million at December 31, 1995. There were no deferred losses included in other current assets in the accompanying balance sheet related to hedging activities as of December 31, 1996. Reference is made to Notes 4 and 5 for additional information.

     Pennzoil also periodically hedges some of its monetary liabilities and commitments denominated in foreign currencies. Any gains or losses from foreign currency exchange contracts designated as hedges are deferred and recognized on the basis of the related foreign currency translation. Gains or losses from foreign currency exchange contracts which are not designated as hedges are recognized currently in "Other Income." Gains and losses from foreign currency exchange contracts were not material in 1996 or 1995.

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 8 for a discussion of amounts recorded for these liabilities.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Intangible Assets --

     Substantially all intangible assets, included in other assets in the accompanying consolidated balance sheet, relate to goodwill recognized in business combinations accounted for as purchases. Goodwill included in other assets in the accompanying consolidated balance sheet was $114.7 million at December 31, 1996 and $118.4 million at December 31, 1995, net of accumulated amortization of $33.2 million and $26.3 million, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded during 1996 and 1995 was $10.6 million and $8.5 million, respectively.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. Cash used in operating activities includes cash payments for interest (net of amounts capitalized) of $179.5 million, $188.9 million and $469.3 million in 1996, 1995 and 1994, respectively. Interest capitalized for 1996, 1995 and 1994 was $10.7 million, $4.2 million and $9.0 million, respectively. Income taxes paid, net of refunds, during 1996 and 1994 were $13.4 million and $395.1 million, respectively. During 1995, Pennzoil received a cash tax refund, net of payments of $107.2 million. Cash payments for interest and income taxes in 1994 include $294.3 million and $261.7 million, respectively, paid to the Internal Revenue Service ("IRS") resulting from the settlement of a dispute relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. Reference is made to Note 8 for additional information.

     Changes in operating assets and liabilities, net of effects from the purchases of equity interests in certain businesses acquired, consist of the following:

                                                 YEAR ENDED DECEMBER 31
                                           -----------------------------------
                                             1996         1995         1994
                                           --------     --------     ---------
                                                (EXPRESSED IN THOUSANDS)
Receivables
  Current federal income taxes
     receivable.........................   $     --     $ (5,958)    $(107,404)
  Other receivables.....................     80,798        2,680           340
Inventories.............................     (7,302)      10,923          (577)
Payables
  Current federal income taxes
     payable............................      5,958      101,446       (87,566)
  Accounts payable and accrued
     liabilities........................    (91,248)      73,725        35,151
Other assets and liabilities............    (10,121)     (36,003)      (34,689)
                                           --------     --------     ---------
                                           $(21,915)    $146,813     $(194,745)
                                           ========     ========     =========

  Earnings Per Share --

     Earnings per share are computed based on the weighted average shares of common stock outstanding. The average shares used in earnings per share computations for the years 1996, 1995 and 1994 were 46,472,780, 46,245,222 and
46,013,506, respectively.

  Foreign Operations --

     Consolidated income (loss) from continuing operations before income tax includes losses from foreign operations of $37.2 million, $99.8 million and $53.4 million in 1996, 1995 and 1994, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Changes in Accounting Principles --

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on Pennzoil's financial position or results of operations.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard is not expected to have a significant effect on Pennzoil's financial position or results of operations.

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

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) for continuing operations consists of the following:

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                           1996         1995          1994
                                                          -------     ---------     ---------
                                                               (EXPRESSED IN THOUSANDS)
Current
  United States.........................................  $11,994     $   1,800     $(111,200)
  Foreign...............................................      485           741         1,185
  State.................................................    1,835           372         3,875
Deferred
  United States.........................................   12,356      (142,627)     (115,067)
  Foreign...............................................    2,728       (24,039)       (1,306)
  State.................................................    5,830        (8,780)        1,158
                                                          -------     ---------     ---------
                                                          $35,228     $(172,533)    $(221,355)
                                                          =======     =========     =========

     Reference is made to Note 6 for information regarding the deferred tax benefits applicable to the cumulative effect of the change in accounting for postemployment benefit costs.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Pennzoil's net deferred tax liability is as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax liability......................................   $ 478,342     $ 463,239
Deferred tax asset..........................................    (280,631)     (283,029)
Valuation allowance.........................................      23,246        21,279
                                                               ---------     ---------
          Net deferred tax liability........................   $ 220,957     $ 201,489
                                                               =========     =========

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
Investment in equity securities.............................   $ 143,117     $ 140,508
Property, plant and equipment...............................     284,221       260,788
Proceeds from issuance of exchangeable debentures
  treated as option proceeds................................      40,953        40,953
Original issue discount on exchangeable debentures..........     (29,880)      (33,326)
Alternative minimum tax credit carryforward.................     (92,499)      (74,608)
Net operating loss carryforwards............................     (32,898)      (30,098)
Other, net..................................................    (115,303)     (124,007)
Valuation allowance.........................................      23,246        21,279
                                                               ---------     ---------
          Net deferred tax liability........................   $ 220,957     $ 201,489
                                                               =========     =========

     The principal items accounting for the difference in income taxes on income
(loss) from continuing operations computed at the federal statutory rate and income taxes as recorded are as follows:

                                                 YEAR ENDED DECEMBER 31
                                           ----------------------------------
                                             1996        1995         1994
                                           --------    ---------    ---------
                                                (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at
  statutory rate........................   $ 59,194    $(167,187)   $(176,783)
Increases (reductions) resulting from:
  Dividends received deduction..........     (9,272)      (8,535)      (8,306)
  State income taxes, net...............      4,982       (5,465)       3,271
  Taxes on foreign income in excess of
     statutory rate.....................       (509)        (618)       1,280
  Nondeductible goodwill................      2,303       11,815        4,848
  Reversal of valuation allowance.......         --           --      (44,043)
  Sale of foreign subsidiary (1)........    (19,094)          --           --
  Other, net............................     (2,376)      (2,543)      (1,622)
                                           --------    ---------    ---------
Income tax provision (benefit)..........   $ 35,228    $(172,533)   $(221,355)
                                           ========    =========    =========

---------------

(1) Pennzoil recognized a tax benefit from the sale of stock of Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil. The benefit was attributable to prior foreign losses and asset write-downs that had not previously been recognized for tax purposes. Reference is made to Note 10 for additional information on the sale of Pennzoil Canada.

     Reference is made to Note 8 for information regarding a settlement agreement entered into with the IRS in October 1994 relating to a proposed tax deficiency based on an audit of Pennzoil's 1988 federal income tax return. As a result of the IRS settlement, Pennzoil reduced its tax basis in the shares of Chevron common stock beneficially owned by Pennzoil. In January 1995, Pennzoil filed an amended 1993 federal income tax

                       PENNZOIL COMPANY AND SUBSIDIARIES
return to reflect the increase in taxable income for the 1993 sale of shares of Chevron common stock, which was substantially offset by the utilization of a net operating loss carryforward. Realization of the net operating loss carryforward resulted in the 1994 reversal of a valuation allowance of approximately $44 million. The IRS is currently reviewing Pennzoil's 1993, 1994 and 1995 federal income tax returns.

     As of December 31, 1996, Pennzoil had a United States net operating loss carryforward of approximately $6.4 million, which is available to reduce future regular federal income taxes payable. Additionally, for purposes of determining alternative minimum tax, an approximately $3.5 million net operating loss is available to offset future alternative minimum taxable income. Utilization of these regular and alternative minimum tax net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2000 to 2006. In addition, Pennzoil has approximately $91 million of alternative minimum tax credits indefinitely available to reduce future regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Pennzoil also has state net operating loss carryforwards, the tax effect of which was approximately $31 million as of December 31, 1996. A valuation allowance of approximately $21 million has been established to offset the portion of the deferred tax asset related to state tax loss carryforwards expected to expire before their utilization.

(3) DEBT --

     Debt outstanding was as follows:

                                                 DECEMBER 31
                                           ------------------------
                                              1996          1995
                                           ----------    ----------
                                           (EXPRESSED IN THOUSANDS)
Debentures and notes
  9 5/8% due 1999.......................   $  200,000    $  200,000
  10 5/8% due 2001......................      150,000       150,000
  6 1/2% due 2003.......................      400,397       402,500
  4 3/4% due 2003.......................      500,000       500,000
  10 1/4% due 2005......................      250,000       250,000
  10 1/8% due 2009......................      200,000       200,000
  9% due 2017...........................       38,500        38,500
Revolving credit facilities with
  banks.................................       99,000       270,000
Jiffy Lube..............................        7,201        15,100
Commercial paper........................      198,176       343,934
Variable-rate credit arrangements.......      129,920       125,000
Other (including debenture premiums and
  discounts)............................       45,793        15,084
                                           ----------    ----------
  Total debt, including current
     maturities.........................    2,218,987     2,510,118
Less amounts classified as short-term:
  Commercial paper......................           --       343,934
  Variable-rate credit arrangements.....           --       125,000
  Debentures, notes and other...........           --           606
  Jiffy Lube............................        1,181         1,657
                                           ----------    ----------
                                                1,181       471,197
                                           ----------    ----------
  Total long-term amount................   $2,217,806    $2,038,921
                                           ==========    ==========

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Pennzoil's current revolving credit facility (the "Revolving Credit Facility") with a group of banks provides for up to $600 million of unsecured revolving credit borrowings through May 27, 1997, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1998. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. Outstanding borrowings under Pennzoil's revolving credit facilities totaled $99.0 million and $50.0 million at December 31, 1996 and 1995, respectively. The average interest rate applicable to amounts outstanding under Pennzoil's revolving credit facilities was 5.67% and 6.10% during 1996 and 1995, respectively.

     Until July 1996, Pennzoil Canada had a $185 million revolving credit facility with a syndicate of banks, the borrowings under which were guaranteed by Pennzoil. Pennzoil Canada also had an additional working capital revolving credit facility with a Canadian bank, the borrowings of which were guaranteed by Pennzoil. Combined borrowings under these facilities totaled $220.0 million as of December 31, 1995. Immediately prior to the sale in July 1996 of its non-strategic Canadian oil and gas assets to Gulf Canada Resources Limited ("Gulf Canada"), all outstanding borrowings under the Canadian revolving credit facilities were repaid. After working capital and closing adjustments of $2.3 million received in January 1997, Pennzoil received net proceeds of $195.1 million from the sale. Proceeds from the sale were primarily used to reduce outstanding debt. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information. The average interest rates applicable to amounts outstanding under these facilities were 5.87% and 6.16% during 1996 and 1995, respectively.

     Pennzoil has currently limited aggregate borrowings under its commercial paper programs to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $198.2 and $343.9 million at December 31, 1996 and December 31, 1995, respectively. The average interest rates applicable to outstanding commercial paper were 5.74% and 6.13% during 1996 and 1995, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil has currently limited its aggregate borrowings under these credit arrangements to $200.0 million. Outstanding borrowings totaled $129.9 million and $125.0 million at December 31, 1996 and 1995, respectively. The average interest rates applicable to amounts outstanding under these arrangements were 5.53% and 5.95% during 1996 and 1995, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     As of December 31, 1996, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable rate credit arrangements, collectively, the "short-term facilities") totaled $328.1 million, all of which, beginning with the execution of the Revolving Credit Facility in May 1996, has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and Pennzoil's intent to maintain such commitments in excess of one year. Prior to the execution of the Revolving Credit Facility, borrowings under the short-term facilities were classified as short-term debt, and borrowings under the previous revolving credit facility were classified as long-term debt.

     The 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock beneficially owned by Pennzoil at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable. Pennzoil has deposited a sufficient number of shares of Chevron common stock with exchange

                       PENNZOIL COMPANY AND SUBSIDIARIES
agents for possible exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the approximately 18 million shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     At December 31, 1996, aggregate maturities of long-term debt, excluding the short-term facilities, for the years ending December 31, 1997 to 2001 were $1.2 million, $101.7 million, $200.4 million, $.6 million and $150.4 million, respectively. These maturities include $99.0 million in 1998 related to maturities of borrowings under Pennzoil's revolving credit facilities.

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

     In connection with the issuance of debt by Excel Paralubes ("Excel"), a partnership between Atlas Processing Company (an indirect wholly owned subsidiary of Pennzoil) ("Atlas") and Conoco Inc., Pennzoil has guaranteed to Excel and its lenders Atlas' obligations under Excel's project documents until completion of the lubricating base oil facility being constructed by Excel in Lake Charles, Louisiana and demonstration that the completed facility is capable of operating at certain specified levels. Prior to such demonstration, these obligations include completing the project or retiring Atlas' portion of Excel's debt in accordance with its terms. The Pennzoil guarantee will terminate upon such demonstration. As of January 2, 1997, Pennzoil Products Company ("PPC"), a wholly owned subsidiary of Pennzoil, assumed Atlas' obligations under Excel's project documents. As of December 31, 1996, Atlas' portion of Excel's outstanding debt was $255.9 million.

     Pennzoil, through wholly owned subsidiaries, has entered into several contract performance guarantees with its customers which require Pennzoil to deliver specified minimum volumes of natural gas during the contract period or pay any amount over the original contract price to purchase the undelivered volumes of natural gas on the open market. As of December 31, 1996, Pennzoil had entered into performance guarantees with a contract amount totaling $22.8 million. Pennzoil did not experience any difficulties in delivering volumes associated with these guarantees in 1996 nor does it anticipate any such difficulties in 1997.

     Other financial guarantees primarily relate to debt and lease obligation guarantees with expiration dates of up to twenty years issued to third parties to guarantee the performance of customers and franchisees in the fast-lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements. Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. The largest of these commitments is to

                       PENNZOIL COMPANY AND SUBSIDIARIES
provide a guarantee for letters of credit issued by third parties to meet the reinsurance requirements of Pennzoil's captive insurance subsidiary. This commitment has no stated maturity and is expected to vary in amount from year to year to meet the reinsurance requirements. Reserves established for reported and incurred but not reported insurance losses in the amount of $39.7 million and $34.6 million have been recognized in Pennzoil's consolidated balance sheet as of December 31, 1996 and 1995, respectively. The credit risk to Pennzoil is mitigated by the insurance subsidiary's portfolio of high-quality, short-term investments used to collateralize the letters of credit. At December 31, 1996, the market value of the collateral represented approximately 115% of the estimated credit risk.

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

     Pennzoil has a price risk management program that permits the utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices as they relate to (i) Pennzoil's production of its crude oil and natural gas reserves, and (ii) the purchase and sale of natural gas as part of Pennzoil's marketing efforts. The estimated value of amounts owed to Pennzoil under open commodity price hedges was approximately $1.2 million as of December 31, 1996; such amounts (to the extent realized) are expected to be substantially offset by corresponding decreases in the market price of underlying commodities.

     Pennzoil conducts its price risk management program with major financial institutions and industry partners which the company believes present a minimal credit risk. Pennzoil is exposed to potential market risks if its physical markets for delivery do not substantially correlate with markets designated as indices in the financial instruments used for price risk management. To date, Pennzoil has not experienced significant credit or market risk losses related to its price risk management program.

     Following are the amounts related to Pennzoil's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance and forward foreign currency exchange contracts as of December 31, 1996 and 1995.

                                                                    CONTRACT OR
                                                                  NOTIONAL AMOUNTS
                                                              ------------------------
                                                                1996           1995
                                                              ---------      ---------
                                                              (EXPRESSED IN THOUSANDS)
Financial guarantees relating to Excel Paralubes............   $255,900       $126,000
Natural gas volume delivery guarantees......................     22,838            750
Other financial guarantees..................................      8,305         10,096
Commitments to extend financial guarantees
  Guarantees of letters of credit...........................     24,388         26,941
  Other guarantees..........................................     14,383          9,418
Forward foreign currency exchange contracts.................         --          3,436
                                                               --------       --------
     Total..................................................   $325,814       $176,641
                                                               ========       ========

     Pennzoil's exposure to credit losses in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit

                       PENNZOIL COMPANY AND SUBSIDIARIES
evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include accounts receivable, inventory, equipment, real property, securities and personal assets. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Concentrations of Credit Risk --

     Pennzoil extends credit to various companies in the oil and gas, motor oil and refined products and fast lube industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil's overall credit risk. However, management believes that consolidated receivables are well diversified, thereby reducing potential credit risk to Pennzoil, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1996. Pennzoil's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments with Off-Balance-Sheet Risk."

     At December 31, 1996, receivables related to these group concentrations in the oil and gas, motor oil and refined products and fast lube industries were $128.4 million, $137.9 million, and $29.1 million, respectively, compared with $86.6 million, $260.6 million and $26.4 million, respectively, at December 31, 1995.

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

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil's other balance sheet financial instruments.

                                               DECEMBER 31, 1996          DECEMBER 31, 1995
                                            ------------------------    ----------------------
                                                          ESTIMATED                  ESTIMATED
                                             CARRYING        FAIR       CARRYING       FAIR
                                              AMOUNT        VALUE        AMOUNT        VALUE
                                            ----------    ----------    ---------    ---------
                                                         (EXPRESSED IN THOUSANDS)
Notes receivable..........................  $   50,299    $   48,893    $  46,290    $  47,483
Long-term investments.....................     956,122       956,122      911,274      911,274
Long-term debt............................  $2,218,986    $2,349,048    2,041,184    2,306,692

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

          Long-Term Debt. The estimated fair value of Pennzoil's long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality.

  Off-Balance Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $6.1 million and $7.8 million as of December 31, 1996 and December 31, 1995, respectively. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil to obtain third party letters of credit to relieve Pennzoil of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube International, Inc. ("Jiffy Lube") franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     The estimated value of amounts owed to Pennzoil under its open commodity price hedges was $1.2 million as of December 31, 1996. Such amounts owed by Pennzoil to third parties under these arrangements totaled $29.2 million at December 31, 1995. The estimated value of Pennzoil's open commodity price hedges is the amount that Pennzoil would receive or pay to terminate its hedge agreements, taking into account the creditworthiness of the hedge counterparties.

     Pennzoil did not have any open foreign currency exchange contracts as of December 31, 1996. The estimated value of amounts owed by Pennzoil under its foreign currency exchange contracts was $3.4 million as of December 31, 1995. The estimated value of Pennzoil's foreign currency exchange contracts represents the original contract amount adjusted using the year-end closing spot exchange rate. Reference is made to Note 4 for further information regarding off-balance sheet financial instruments.

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

     Net periodic pension cost for 1996, 1995 and 1994 included the following components:

                                                    1996          1995          1994
                                                  --------      --------      --------
                                                        (EXPRESSED IN THOUSANDS)
Service cost -- benefits earned during the
  year..........................................  $  8,510      $  8,190      $ 8,878
Interest cost on projected benefit
  obligations...................................    13,760        12,743       11,429
Expected return on plan assets..................   (18,195)      (11,846)     (11,312)
Net amortization and deferral...................     1,500         1,723        1,672
                                                  --------      --------      -------
          Net periodic pension cost.............  $  5,575      $ 10,810      $10,667
                                                  ========      ========      =======

     Actual return on plans' assets was $46.3 million, $47.6 million and $4.6 million in 1996, 1995 and 1994, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Assumptions used were:

                                                                   AS OF DECEMBER 31
                                                          ------------------------------------
                                                            1996          1995          1994
                                                          --------      --------      --------
Discount rates..........................................    7.5%          7.5%          8.5%
Weighted average rates of increase in compensation
  levels................................................    4.6%          4.6%          6.3%
Expected long-term rate of return on assets.............   10.5%          9.0%          9.0%

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet:

                                        DECEMBER 31, 1996                          DECEMBER 31, 1995
                             ----------------------------------------   ----------------------------------------
                              PLANS WHERE     PLANS WHERE                PLANS WHERE     PLANS WHERE
                             ASSETS EXCEED    ACCUMULATED               ASSETS EXCEED    ACCUMULATED
                              ACCUMULATED      BENEFITS       TOTAL      ACCUMULATED      BENEFITS       TOTAL
                               BENEFITS      EXCEED ASSETS    PLANS       BENEFITS      EXCEED ASSETS    PLANS
                             -------------   -------------   --------   -------------   -------------   --------
                                                          (EXPRESSED IN THOUSANDS)
Actuarial present value of
  benefit obligations:
  Vested benefit
     obligation............    $157,852         $ 5,045      $162,897     $ 50,326        $ 95,496      $145,822
                               ========         =======      ========     ========        ========      ========
  Accumulated benefit
     obligation............    $178,008         $ 5,153      $183,161     $ 53,913        $112,607      $166,520
                               ========         =======      ========     ========        ========      ========
  Projected benefit
     obligation............     194,544           6,567       201,111     $ 55,416        $129,407      $184,823
Plan assets at fair
  value....................     217,552             802       218,354       73,864         102,174       176,038
                               --------         -------      --------     --------        --------      --------
Projected benefit
  obligation (in excess of)
  less than plan assets....      23,008          (5,765)       17,243       18,448         (27,233)       (8,785)
Unrecognized net gain......     (53,457)          1,287       (52,170)     (15,908)        (10,961)      (26,869)
Prior service cost not
  yet recognized in net
  periodic pension cost....      16,542           2,871        19,413        5,762          15,131        20,893
Unrecognized net
  obligation (asset).......      (1,121)             28        (1,093)      (1,408)            124        (1,284)
Minimum liability
  adjustment...............          --          (2,810)       (2,810)          --          (2,442)       (2,442)
                               --------         -------      --------     --------        --------      --------
Pension (liability) asset
  recognized in the
  consolidated
  balance sheet............    $(15,028)        $(4,389)     $(19,417)    $  6,894        $(25,381)     $(18,487)
                               ========         =======      ========     ========        ========      ========

     The plans' assets include equity securities, common trust funds and various debt securities.

     Unrecognized prior service cost is amortized on a straight-line basis over a period equal to the average of the expected future service of active employees expected to receive benefits under the respective plans.

  Postretirement Health Care and Life Insurance Benefits --

     Pennzoil sponsors several unfunded defined benefit postretirement plans covering most salaried and hourly employees. The plans provide medical and life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. The accounting for the health care plans anticipates future cost-

                       PENNZOIL COMPANY AND SUBSIDIARIES
sharing changes that are consistent with Pennzoil's expressed intent to increase, where possible, contributions from future retirees to a minimum of 30% of the total annual cost. Furthermore, Pennzoil's future contributions for both current and future retirees have been limited, where possible, to 200% of the average 1992 benefit cost.

     Net periodic postretirement benefit cost for 1996, 1995 and 1994 included the following components:

                                                        1996       1995       1994
                                                      --------   --------   --------
                                                         (EXPRESSED IN THOUSANDS)
Service cost -- benefits attributed to service
  during the period.................................   $1,283     $1,217     $1,096
Interest cost on accumulated postretirement benefit
  obligation........................................    5,015      5,795      5,222
Amortization of unrecognized net losses.............       --         81        259
                                                       ------     ------     ------
Net periodic postretirement benefit cost............   $6,298     $7,093     $6,577
                                                       ======     ======     ======

     The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet at December 31, 1996 and 1995:

                                                          1996           1995
                                                        ---------      ---------
                                                        (EXPRESSED IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees............................................   $46,685        $50,633
  Fully eligible active plan participants.............     8,048          9,251
  Other active plan participants......................    15,664         15,552
                                                         -------        -------
Total accumulated postretirement benefit obligation...    70,397         75,436
Unrecognized net gain (loss) from changes in
  assumptions.........................................    (2,480)        (9,976)
                                                         -------        -------
Accrued postretirement benefit cost...................   $67,917        $65,460
                                                         =======        =======

     For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 5% through the year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $3.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.4 million.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 was 7.5%.

  Contribution Plans --

     Pennzoil has defined contribution plans covering substantially all employees who have completed one year of service. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation are matched between 50% and 100% by Pennzoil. The cost of such company contributions totaled $9.0 million in 1996, $10.7 million in 1995 and $10.0 million in 1994.

  Postemployment Benefits --

     Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

(7) CAPITAL STOCK AND STOCK OPTIONS --

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 9,747,720 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1996. Pursuant to its authority to divide the preferred stock into a series, the Board of Directors in October 1994 designated 750,000 shares of preferred stock as a series of "Series A Junior Participating Preferred Stock." The Series A Junior Participating Preferred Stock is issuable upon the exercise of certain rights to purchase the Series A Junior Participating Preferred Stock ("Rights"). One Right was distributed with respect to each share of Pennzoil common stock outstanding at the close of business on November 11, 1994, and Rights are issuable with all subsequently issued shares of Pennzoil common stock prior to the date the Rights become exercisable or expire. The Rights are not currently exercisable or transferable apart from the Pennzoil common stock. Each Right entitles the holder to purchase from Pennzoil a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at $140 per share upon the occurrence of certain specified events.

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 27,862,924 shares of preference common stock. None of these shares were issued or outstanding at December 31, 1996. Dividend rights on any preference common stock are junior to the rights of any Pennzoil preferred stock and senior to the rights of Pennzoil common stock.

     At December 31, 1996, Pennzoil had 3,559,576 shares of common stock reserved for issuance under then existing employee benefit plans. As of February 20, 1997, Pennzoil adopted two new incentive plans and reserved an additional 1,350,000 shares of common stock for issuance pursuant to such incentive plans. At February 25, 1997, Pennzoil had 4,640,651 shares of common stock reserved for issuance under all employee benefit plans.

     At December 31, 1996, Pennzoil had nonqualified stock option plans covering a total of 3,400,304 shares of Pennzoil common stock (compared to 3,440,017 shares at December 31, 1995), of which 88,383 shares were available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1996, expiration dates for the outstanding options ranged from December 1997 to June 2006 and the average exercise price per share was $54.20. Payment of the exercise price may be made in cash or in shares of Pennzoil common stock previously owned by the optionee, valued at the then-current market value.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Additional information with respect to the stock option activity during 1996, 1995, and 1994 is summarized in the following table:

                                          1996                    1995                    1994
                                  ---------------------   ---------------------   ---------------------
                                              WTD. AVG.               WTD. AVG.               WTD. AVG.
                                              EXERCISE                EXERCISE                EXERCISE
         STOCK OPTIONS             SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
         -------------            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year..........................  2,587,740    $58.75     1,980,349    $63.75     2,015,425    $63.55
  Granted.......................    872,570    $39.64       745,272    $45.19         2,000    $52.44
  Exercised.....................     35,838    $46.76            --        --         9,376    $29.39
  Lapsed........................    112,551    $48.46       125,916    $57.24        18,493    $59.63
  Expired.......................         --        --        11,965    $57.24         9,207    $59.63
                                  ---------               ---------               ---------
Outstanding at end of year......  3,311,921    $54.20     2,587,740    $58.75     1,980,349    $63.75
                                  =========               =========               =========
Options exercisable at
  year-end......................  2,072,538               1,749,921               1,566,530
                                  =========               =========               =========

     The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                       -------------------------------------------   ---------------------------
                                          NUMBER OF         WEIGHTED      WEIGHTED      NUMBER OF       WEIGHTED
                                           OPTIONS           AVERAGE      AVERAGE        OPTIONS        AVERAGE
                                         OUTSTANDING       CONTRACTUAL    EXERCISE     EXERCISABLE      EXERCISE
      RANGE OF EXERCISE PRICES         AT DEC. 31, 1996   LIFE IN YEARS    PRICE     AT DEC. 31, 1996    PRICE
      ------------------------         ----------------   -------------   --------   ----------------   --------
  $39.06 - $50.00....................     1,487,047            8.8         $42.00         248,332        $45.12
  $50.01 - $65.00....................       935,491            6.1         $53.84         934,823        $53.84
  $65.01 - $80.81....................       889,383            2.3         $74.96         889,383        $74.96
                                          ---------                        ------       ---------        ------
  $39.06 - $80.81....................     3,311,921                        $54.20       2,072,538        $61.88

     In 1996, there were 38,710 units of common stock granted to selected employees under Pennzoil's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil common stock equal to the number of units granted. At December 31, 1996, units covering 88,746 shares of Pennzoil common stock were outstanding (compared to 82,675 shares at December 31, 1995). In 1996, 12,590 shares of Pennzoil common stock were distributed to selected employees upon maturity of awards granted under Pennzoil's conditional stock award programs. During 1996, units covering 20,049 shares of Pennzoil's common stock lapsed. These units had been granted in previous years under Pennzoil's conditional stock award programs.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Pennzoil applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for Pennzoil's stock-based plans. Had compensation cost for Pennzoil's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," Pennzoil's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                             1996           1995
                                                                          -----------   ------------
                                                                           (EXPRESSED IN THOUSANDS)
Net income (loss).........................................  As reported      $133,898      $(305,142)
                                                              Pro forma      $130,121      $(308,886)
Earnings (loss) per share.................................  As reported      $   2.88      $   (6.60)
                                                              Pro forma      $   2.80      $   (6.68)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.25% and 7.91%; dividend yield of 5.45% and 6.80%; stock price volatility factor of .2079 and
 .2368; and expected option lives of 10 years for both years. The weighted-average fair value of options granted during 1996 and 1995 was $6.66 and $7.73 per option, respectively.

(8) COMMITMENTS AND CONTINGENCIES --

  Tax Settlement --

     In October 1994, Pennzoil entered into a settlement agreement with the IRS relating to reporting positions taken by Pennzoil in its 1988 federal income tax return. As a result, Pennzoil sustained a tax deficiency related to its 1988 tax return of $261.7 million (net of available offsets), plus interest, and its tax basis in each share of Chevron common stock acquired by Pennzoil from 1989 through 1991 was adjusted to Pennzoil's cost less $8.28 (after giving effect to a "two-for-one" stock split of Chevron common stock which occurred in June
1994). Total interest charges on the tax deficiency were $294.3 million, resulting in a total cash payment to the IRS of $556.0 million in October 1994.

     In October 1992, Pennzoil completed a tax-free transaction with Chevron, pursuant to which Pennzoil exchanged 15,750,000 shares of Chevron common stock beneficially owned by Pennzoil for all the capital stock of Pennzoil Petroleum Company ("Pennzoil Petroleum") (subsequently renamed Pennzoil Exploration and Production Company ("PEPCO")), which owned Gulf of Mexico, Gulf Coast, Permian Basin and other domestic oil and gas producing properties. Under the liability method of accounting for income taxes adopted by Pennzoil in December 1992, the excess of the amount of Pennzoil's investment in Pennzoil Petroleum capital stock for financial reporting purposes over the tax basis of such investment was not expected to result in future income tax liability. Accordingly, deferred income taxes attributable to the Chevron common stock exchanged in 1992, which taxes were originally provided when the Texaco Inc. settlement proceeds were received in 1988, were reflected as a reduction of the cost of Pennzoil's investment in Pennzoil Petroleum. As a result of the IRS settlement, Pennzoil increased the balance of its investment in Pennzoil Petroleum capital stock for financial reporting purposes and, therefore, the carrying value of Pennzoil Petroleum's oil and gas properties by $390.3 million, and such increased investment resulted in a $93.9 million increase in DD&A recognized in October 1994 relating to Pennzoil Petroleum's oil and gas properties from the date of the acquisition of Pennzoil Petroleum to the date of the IRS settlement. These adjustments resulted in a net increase in property, plant and equipment of $296.4 million as of September 30, 1994, while interest charges and DD&A adjustments related to the IRS settlement reduced Pennzoil's 1994 pretax income by $388.2

                       PENNZOIL COMPANY AND SUBSIDIARIES
million. After consideration of available tax offsets, the IRS settlement resulted in a 1994 after-tax charge of $210.4 million, or $4.57 per share.

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

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1996 and 1995, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $30.4 million and $38.1 million, respectively. Of these reserves, $2.1 million and $5.2 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1996 and 1995, respectively, and $28.3 million and $32.9 million are reflected as other liabilities as of December 31, 1996 and 1995, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

  Class Action --

     In April 1994, a lawsuit styled Lazy Oil, Inc. vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, was filed in the United States District Court for the Western District of Pennsylvania. Three other suits, Andreassi vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company and Thomas A. Miller Oil vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, and Wynnewood Drilling Associates v. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corporation; Pennzoil Company; and Pennzoil Products Company were also filed in 1994, containing allegations substantially identical to those in the Lazy Oil case. All four suits have been consolidated for discovery and trial. The consolidated case, styled Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and others similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company is currently pending in the United States District Court for the Western District of Pennsylvania, Erie Division. An agreement has been reached to settle all claims in the consolidated case, which, if approved by the court, would require Pennzoil to pay $9.7 million plus administrative costs of $167,000. A motion seeking court approval of the settlement is pending. This class action suit brought by purchasers of "Penn Grade crude" alleges that, from 1981 to 1995, the defendants engaged in a combination and conspiracy in unreasonable restraint of trade in violation of Section 1 of the Sherman Act, by allegedly acting to fix, lower, maintain and stabilize the purchase

                       PENNZOIL COMPANY AND SUBSIDIARIES
price of "Penn Grade crude" sold by the plaintiffs and the other class members to the defendants. The plaintiffs also allege that the defendants have fraudulently concealed their alleged combination and conspiracy. The plaintiffs seek injunctive relief, alleged damages sustained by the plaintiffs and the class members and recovery of attorneys' fees and costs. Plaintiffs' motion for class certification was not opposed by defendants, and the Court has certified a class of plaintiffs consisting of all persons who sold "Penn Grade crude" to any of the defendants between 1981 and June 30, 1995. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Ramco Dispute --

     In October 1995, PEPCO, Pennzoil International, Inc., Pennzoil Caspian Corporation and Pennzoil Caspian Development Corporation filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and the Pennzoil plaintiffs pursuant to the Federal Arbitration Act and the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea and which Pennzoil Caspian Development Corporation, the State Oil Company of the Azerbaijan Republic and other foreign oil companies have agreed to explore and develop. After the filing of the federal action, the Pennzoil plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the Pennzoil plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the Pennzoil plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorneys fees, costs of court and other unspecified relief. In 1996, the judge in the federal suit granted in part the Pennzoil plaintiffs' motion to compel arbitration and ordered arbitration to be held in New York, New York. The Ramco defendants have appealed and the Pennzoil plaintiffs have cross-appealed to the United States Court of Appeals for the Fifth Circuit. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Employment Action --

     In August 1996, a lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al., was filed in the United States District Court for the Southern District of Texas, Houston Division. The amended complaint filed by eleven named plaintiffs alleges wrongful and illegal discrimination by Pennzoil and subsidiaries against African American employees in connection with employment, promotions, transfers and pay and seeks actual damages of $75 million and punitive damages of three times that amount. Pennzoil vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the Court. Pennzoil believes that the final outcome of the case will not have a material effect on its consolidated financial condition or results of operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     Total operating lease rental expenses for Pennzoil (exclusive of oil and gas lease rentals) were $68.0 million, $70.0 million and $63.5 million for 1996, 1995 and 1994, respectively. Non-current capital lease obligations are classified as other liabilities in the accompanying consolidated balance sheet.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1996 are as follows:

                                                                  AMOUNTS PAYABLE
                                                                     AS LESSEE
                                                              ------------------------
                                                              CAPITAL        OPERATING
                                                               LEASES         LEASES
                                                              --------       ---------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1997........................................................  $ 11,298        $ 59,244
1998........................................................    11,550          50,194
1999........................................................    11,678          47,169
2000........................................................    11,808          42,757
2001........................................................    11,853          39,332
Thereafter..................................................    78,525         328,067
                                                              --------        --------
Net minimum future lease payments...........................  $136,712        $566,763
                                                                              ========
Less interest...............................................    63,874
                                                              --------
Present value of net minimum lease payments at December 31,
  1996......................................................  $ 72,838
                                                              ========

     Assets recorded under capital lease obligations of $44.1 million and $13.4 million at December 31, 1996 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1996 are as follows:

                                                                 AMOUNTS RECEIVABLE
                                                                      AS LESSOR
                                                              -------------------------
                                                               DIRECT
                                                              FINANCING       OPERATING
                                                               LEASES          LEASES
                                                              ---------       ---------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1997........................................................    $ 5,267        $ 12,765
1998........................................................      5,416          11,890
1999........................................................      5,478          11,672
2000........................................................      5,560          11,421
2001........................................................      5,649          10,511
Thereafter..................................................     40,107          62,962
                                                                -------        --------
Net minimum future lease receipts...........................    $67,477        $121,221
                                                                               ========
Less unearned income........................................     31,477
                                                                -------
Net investment in direct financing leases at December 31,
  1996......................................................    $36,000
                                                                =======

(10) ACQUISITIONS AND DIVESTITURES --

  Sale of Interest in Azeri-Chirag-Gunashli Unit-

     In July 1996, Pennzoil completed the sale of approximately half of its interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to Exxon, ITOCHU Oil Exploration Co. Ltd. ("ITOCHU") and Unocal. The three companies will pay approximately $130 million to Pennzoil for a 5% working interest in the ACG unit (3.00% to Exxon, 1.47% to ITOCHU and 0.53% to Unocal) and the right to receive 51% of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Cash payments are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83 million received at closing and another $5 million received in August 1996. A subsequent installment of $22 million is tied to first production and a final payment of $20 million is due when the unit reaches production of 200,000 barrels per day. Pennzoil retains a 4.82% working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. Pennzoil received a net cash payment of approximately $16 million in August 1996 for reimbursement of Pennzoil's obligations in the ACG unit incurred from January 1996 through July 1996. No gain or loss resulted from this transaction as proceeds from the sale were applied to reduce Pennzoil's net investment in the ACG unit and gas utilization project.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Joint Venture with Gulf Canada; Sale of Noncore Canadian Assets --

     In June 1994, Pennzoil Canada, an indirect wholly owned subsidiary of Pennzoil, acquired Co-enerco, a Canadian oil and gas exploration and production company operating in Alberta, British Columbia and Saskatchewan. Pennzoil Canada paid $230.9 million in cash in connection with the acquisition. During 1996, Pennzoil completed its assessment of its Canadian oil and gas properties which resulted in the categorization of Pennzoil Canada's oil and gas properties into strategic and non-strategic properties. In July 1996, Pennzoil completed two related transactions with Gulf Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama area of northern Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $2.3 million received in January 1997, Pennzoil received net proceeds of $195.1 million from the sale. Pennzoil recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information.

  Sale of Vermejo Park Ranch --

     In September 1996, Pennzoil completed the sale of Vermejo Park Ranch to Vermejo Park, L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and southern Colorado and is approximately 578,000 acres. Pennzoil recorded a gain of $25.6 million ($41.7 million before tax) from the sale.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

        SUPPLEMENTAL FINANCIAL AND STATISTICAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS(1) --

                                                                                  NET      EARNINGS
                                                               OPERATING        INCOME      (LOSS)
                                                 REVENUES   INCOME (LOSS)(2)    (LOSS)     PER SHARE
                                                ----------  ----------------   ---------   ---------
                                                 (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
----
First Quarter.................................  $  587,341     $   83,763      $  15,769    $  .34
Second Quarter................................     636,580         96,890         24,543       .53
Third Quarter.................................     653,688        127,935         65,125      1.40
Fourth Quarter................................     609,237         93,113         28,461       .61
                                                ----------     ----------      ---------    ------
                                                $2,486,846     $  401,701      $ 133,898    $ 2.88
                                                ==========     ==========      =========    ======
1995
----
First Quarter.................................  $  635,340     $   68,083      $   2,743    $  .06
Second Quarter................................     646,613         57,771         (4,790)     (.10)
Third Quarter.................................     600,012       (352,500)      (275,286)    (5.95)
Fourth Quarter................................     608,021         18,039        (27,809)     (.60)
                                                ----------     ----------      ---------    ------
                                                $2,489,986     $ (208,607)     $(305,142)   $(6.60)
                                                ==========     ==========      =========    ======

---------------

(1) Reference is made to Note 1 of Notes to Consolidated Financial Statements for information on items affecting quarterly results.

(2) Operating income (loss) is defined as net revenues less costs and operating expenses.

OIL AND GAS INFORMATION

  Estimated Quantities of Proved Oil and Gas Reserves

     Presented on the following page are Pennzoil's estimated net proved oil and gas reserves as of December 31, 1996, 1995 and 1994. Reserves in the United States are located onshore in all the main producing states (except Alaska) and offshore California, Louisiana and Texas. Foreign reserves are located in Azerbaijan, Canada and Venezuela.

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

                                                  1996                       1995                       1994
                                        ------------------------   ------------------------   ------------------------
                                        UNITED                     UNITED                     UNITED
 PROVED OIL RESERVES                    STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL
(MILLIONS OF BARRELS)                   ------   -------   -----   ------   -------   -----   ------   -------   -----
Proved developed and undeveloped
  reserves
  Beginning of year...................     175        26     201      205        15     220      199         2     201
    Revisions of previous estimates
      -- economics....................       8         1       9        4        --       4        6        --       6
      -- performance and other........      --         3       3      (18)       (2)    (20)       2        (2)     --
    Extensions and discoveries........      12        13      25       21         3      24       19         1      20
    Estimated production..............     (20)       (1)    (21)     (22)       (2)    (24)     (24)       (2)    (26)
    Purchases of minerals in
      place(1)(2).....................       7         1       8        8        15      23        7        16      23
    Sales of minerals in
      place(2)(3)(4)..................     (17)      (21)    (38)     (23)       (3)    (26)      (4)       --      (4)
                                         -----      ----   -----    -----      ----   -----     ----      ----   -----
  End of year.........................     165        22     187      175        26     201      205        15     220
                                         =====      ====   =====    =====      ====   =====     ====      ====   =====
Proved developed reserves
  Beginning of year...................     151        11     162      176        15     191      162         2     164
  End of year.........................     141         1     142      151        11     162      176        15     191

                                                  1996                       1995                       1994
                                        ------------------------   ------------------------   ------------------------
                                        UNITED                     UNITED                     UNITED
PROVED NATURAL GAS RESERVES             STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL
 (BILLIONS OF CUBIC FEET)               ------   -------   -----   ------   -------   -----   ------   -------   -----
Proved developed and undeveloped
  reserves
  Beginning of year...................   1,255       214   1,469    1,341       204   1,545    1,453        38   1,491
    Revisions of previous estimates
      -- economics....................      19        --      19       21        (3)     18       (5)       (2)     (7)
      -- performance and other........      20        22      42       33         8      41       20        (8)     12
    Extensions and discoveries........     145        29     174      212        30     242      200        27     227
    Estimated production..............    (202)      (17)   (219)    (218)      (20)   (238)    (244)      (12)   (256)
    Purchases of minerals in
      place(1)(2).....................       8        28      36       26         6      32       14       163     177
    Sales of minerals in
      place(2)(3)(4)..................     (58)     (186)   (244)    (160)      (11)   (171)     (97)       (2)    (99)
                                         -----      ----   -----    -----      ----   -----     ----      ----   -----
End of year...........................   1,187        90   1,277    1,255       214   1,469    1,341       204   1,545
                                         =====      ====   =====    =====      ====   =====     ====      ====   =====
Proved developed reserves(5)
  Beginning of year...................   1,132       202   1,334    1,242       192   1,434    1,306        35   1,341
  End of year.........................   1,070        90   1,160    1,132       202   1,334    1,242       192   1,434

---------------

(1) Purchases of minerals in place for 1994 include proved developed and undeveloped reserves attributable to Co-enerco as of the date of acquisition.

(2) Purchases and sales of minerals in place for 1996 include 7 million barrels of oil and 33 Bcf of natural gas and 12 million barrels of oil and 37 Bcf of natural gas, respectively, associated with asset exchanges. Purchases and sales of minerals in place for 1995 include 2 million barrels of oil and 16 Bcf of natural gas and 2 million barrels of oil and 54 Bcf of natural gas, respectively, associated with asset exchanges. Purchases and sales of minerals in place for 1994 include 8 million barrels of oil and 14 Bcf of natural gas and 2 million barrels of oil and 31 Bcf of natural gas, respectively, associated with asset exchanges.

(3) Reference is made to Note 10 and to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information on sales of oil and gas reserves.

(4) In July 1996, Pennzoil sold its non-strategic Canadian oil and gas assets to Gulf Canada. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 10 of Notes to Consolidated Financial Statements for additional information.

(5) United States natural gas reserves for 1996, 1995 and 1994 exclude 182 Bcf, 156 Bcf and 161 Bcf, respectively, of carbon dioxide gas for sale or use in company operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The following table shows the aggregate capitalized costs related to oil and gas producing activities and related accumulated depreciation, depletion and amortization and valuation allowances.

                                                                  DECEMBER 31
                                                              -------------------
                                                               1996        1995
                                                              -------    --------
                                                                 (EXPRESSED IN
                                                                   MILLIONS)
Capitalized costs
  Proved properties.........................................  $ 4,128    $  4,512
  Unproved properties.......................................      260         213
                                                              -------    --------
                                                                4,388       4,725
  Accumulated depreciation, depletion, amortization and
     valuation allowances...................................   (2,839)     (2,918)
                                                              -------    --------
                                                              $ 1,549    $  1,807
                                                              =======    ========

     The following table shows costs incurred in oil and gas producing activities (whether charged to expense or capitalized).

                                                       YEAR ENDED DECEMBER 31
                                --------------------------------------------------------------------
                                              1996                                1995
                                --------------------------------    --------------------------------
                                 UNITED                              UNITED
                                 STATES    FOREIGN(1)    TOTAL       STATES    FOREIGN(1)    TOTAL
                                 ------    ----------   --------     ------    ----------   --------
                                                      (EXPRESSED IN MILLIONS)
Costs incurred in oil and gas
  producing activities
     Property acquisition(2)
       Unproved...............    $ 10         $ (7)      $  3      $    6       $    6     $   12
       Proved.................       2            1          3          22            4         26
     Exploration..............     104           27        131          86           41        127
     Development..............     181           27        208         139           22        161
                                  ----         ----       ----      ------       ------     ------
                                  $297         $ 48       $345      $  253       $   73     $  326
                                  ====         ====       ====      ======       ======     ======

                                     YEAR ENDED DECEMBER 31
                                --------------------------------
                                              1994
                                --------------------------------
                                 UNITED
                                 STATES    FOREIGN(1)    TOTAL
                                 ------    ----------   --------

Costs incurred in oil and gas
  producing activities
     Property acquisition(2)
       Unproved...............  $    6         $100     $    106
       Proved.................      13          189          202
     Exploration..............     149           12          161
     Development..............     177           11          188
                                ------         ----     --------
                                $  345         $312     $    657
                                ======         ====     ========

---------------

 (1) Total costs incurred (reimbursed) during 1996, 1995 and 1994 include ($4) million, $13 million and $50 million, respectively, related to Pennzoil's Azerbaijan activities. Costs incurred (reimbursed) for unproved property acquisition during 1996, 1995 and 1994 include approximately ($7) million, ($36) million and $48 million, respectively, related to the gas utilization project in Azerbaijan. Pennzoil's investment in the gas utilization project is being recovered through partial credit toward Pennzoil's portion of the first bonus payment made by members of the consortium of foreign oil companies to the government of Azerbaijan, direct hard currency payments by the Azerbaijan government during 1995 and an interest in another project. Any remaining balance due from the government of Azerbaijan with respect to the gas utilization project will be creditable against the remaining bonus payments to be made to the Azerbaijan government by the consortium.

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

                                                          YEAR ENDED DECEMBER 31
                              -------------------------------------------------------------------------------
                                        1996                       1995                        1994
                              ------------------------   -------------------------   ------------------------
                              UNITED                     UNITED                      UNITED
                              STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL
                              ------   -------   -----   ------   -------   ------   ------   -------   -----
                                                          (EXPRESSED IN MILLIONS)
Sales
  Outside customers.........    $373      $ 41    $414    $ 543      $ 58   $  601     $675      $ 13    $688
  Other segments, at
     market.................     342        --     342      131        --      131      146        --     146
                                ----      ----    ----    -----      ----   ------     ----      ----    ----
                                 715        41     756      674        58      732      821        13     834
                                ----      ----    ----    -----      ----   ------     ----      ----    ----
Costs and expenses
  Production costs
     Operating expenses.....     148        13     161      168        20      188      213        11     224
     Production, severance
       and property taxes...      35        --      35       34        --       34       38        --      38
  Technical support and
     other(1)...............      38        21      59       86        21      107       80        24     104
  Exploration expenses,
     including dry holes....      31        13      44       20        20       40       48        13      61
  Depreciation, depletion,
     amortization and
     valuation
     provisions(2)..........     195        22     217      564        86      650      396        16     412
                                ----      ----    ----    -----      ----   ------     ----      ----    ----
                                 447        69     516      872       147    1,019      775        64     839
                                ----      ----    ----    -----      ----   ------     ----      ----    ----
Pretax results of
  operations................     268       (28)    240     (198)      (89)    (287)      46       (51)     (5)
Income tax expense
  (benefit).................      97       (29)     68      (73)      (27)    (100)      20       (15)      5
                                ----      ----    ----    -----      ----   ------     ----      ----    ----
Results of operations.......    $171      $  1    $172    $(125)     $(62)  $ (187)    $ 26      $(36)   $(10)
                                ====      ====    ====    =====      ====   ======     ====      ====    ====

---------------

(1) Foreign technical support and other during 1996, 1995 and 1994 includes approximately $13 million, $4 million and $9 million, respectively, related to Pennzoil's Azerbaijan activities.

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

                                                        YEAR ENDED DECEMBER 31
                                    --------------------------------------------------------------
                                                1996                             1995
                                    -----------------------------    -----------------------------
                                    UNITED                           UNITED
                                    STATES     FOREIGN     TOTAL     STATES     FOREIGN     TOTAL
                                    -------    -------    -------    -------    -------    -------
                                                       (EXPRESSED IN MILLIONS)
Future cash inflows...............  $ 8,270     $ 688     $ 8,958    $ 6,286     $ 628     $ 6,914
Future production costs...........   (2,055)     (212)     (2,267)    (1,849)     (272)     (2,121)
Future development costs(1).......     (445)      (45)       (490)      (480)      (66)       (546)
                                    -------     -----     -------    -------     -----     -------
Future net cash flows before
  income taxes....................    5,770       431       6,201      3,957       290       4,247
10% annual discount for estimated
  timing of net cash flows before
  income taxes....................   (2,073)     (161)     (2,234)    (1,370)     (112)     (1,482)
                                    -------     -----     -------    -------     -----     -------
Present value of future net cash
  flows before income taxes.......    3,697       270       3,967      2,587       178       2,765
Future income tax expense
  discounted at 10%(2)............   (1,090)     (122)     (1,212)      (683)      (17)       (700)
                                    -------     -----     -------    -------     -----     -------
Standardized measure of discounted
  future net cash flows relating
  to proved oil and gas
  reserves........................  $ 2,607     $ 148     $ 2,755    $ 1,904     $ 161     $ 2,065
                                    =======     =====     =======    =======     =====     =======

---------------

(1) Includes future dismantlement and abandonment costs, net of salvage values.

(2) Future income taxes before discount were $1,755 million (U.S.) and $183 million (foreign) and $1,081 million (U.S.) and $37 million (foreign) for 1996 and 1995, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Changes in the Standardized Measure

     The following table sets forth the principal elements of the changes in the Standardized Measure for the years presented. All amounts are reflected on a discounted basis.

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                               1996       1995       1994
                                                              ------     ------     ------
                                                                (EXPRESSED IN MILLIONS)
Standardized measure -- beginning of period.................  $2,065     $1,534     $1,723
Revisions --
  Net changes in prices, net of production costs............   1,152        740       (403)
  Revisions of quantity estimates...........................     165        (88)        24
  Changes in estimated future development costs.............     (62)       (46)       (72)
  Accretion of discount.....................................     276        195        226
  Changes in production rates (timing) and other............    (189)      (111)       (92)
                                                              ------     ------     ------
          Net Revisions.....................................   1,342        690       (317)
                                                              ------     ------     ------
Extensions, discoveries and improved recovery, net of future
  production and development costs..........................     651        550        322
Sales and transfers, net of production costs................    (674)      (469)      (539)
Development costs incurred during the period that reduced
  future development costs..................................     145        117        149
Net change in estimated future income taxes.................    (512)      (276)       111
Purchases of reserves in place..............................      42         68        173
Sales of reserves in place..................................    (304)      (149)       (88)
                                                              ------     ------     ------
Standardized measure -- end of period.......................  $2,755     $2,065     $1,534
                                                              ======     ======     ======

                                 EXHIBIT INDEX

           3(b)           -- By-laws of Pennzoil Company, as amended through February
                             20, 1997.
          10(r)           -- Employment Agreement between Pennzoil Company and Stephen
                             D. Chesebro' dated as of February 10, 1997.
          10(s)           -- Employment Agreement between Pennzoil Company and Donald
                             A. Frederick dated February 10, 1997.
          11              -- Computation of Ratio of Earnings to Fixed Charges for the
                             years ended December 31, 1996, 1995, 1994, 1993 and 1992.
          21              -- List of Subsidiaries of Pennzoil Company.
          23(a)           -- Consent of Arthur Andersen LLP.
          23(b)           -- Consent of Ryder Scott Company Petroleum Engineers.
          23(c)           -- Consent of Outtrim Szabo Associates Ltd.
          24              -- Powers of Attorney.
          27              -- Financial Data Schedule.
          99(a)           -- Summary of Reserve Report of Ryder Scott Company
                             Petroleum Engineers as of December 31, 1996 relating to
                             oil and gas reserves.