Form 10-Q
period 1997-03-31
PENNZOIL CO /DE/
filed 1997-05-12
CIK 77320

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington D. C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997 Commission File No. 1-5591


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

     Number of shares outstanding of each class of common stock, as of latest practicable date, April 30, 1997:

     Common stock, par value $0.83-1/3 per share, 46,951,151 shares.

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                        PENNZOIL COMPANY
                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                      ----------------------------
                                                                         1997             1996
                                                                      -----------      -----------
                                                                         (Expressed in thousands
                                                                         except per share amounts)
REVENUES                                                              $  649,000       $  587,341

COSTS AND EXPENSES
   Cost of sales                                                         355,872          340,095
   Selling, general and administrative expenses                           80,102           86,637
   Depreciation, depletion and amortization                               62,568           65,990
   Exploration expenses                                                   10,040            9,845
   Taxes, other than income                                               13,112           13,742
   Interest charges, net                                                  37,118           47,563
                                                                      -----------      -----------
INCOME BEFORE INCOME TAX                                                  90,188           23,469

Income tax provision                                                      32,637            7,700
                                                                      -----------      -----------

NET INCOME                                                            $   57,551       $   15,769
                                                                      ===========      ===========

EARNINGS PER SHARE                                                    $     1.23       $     0.34
                                                                      ===========      ===========

DIVIDENDS PER COMMON SHARE                                            $     0.25       $     0.25
                                                                      ===========      ===========

AVERAGE SHARES OUTSTANDING                                                46,818           46,394
                                                                      ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                          46,937           46,426
                                                                      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              March 31,           December 31,
                                                                                1997                  1996
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     33,972         $     34,383
   Receivables                                                                    203,151              250,328
   Inventories
     Crude oil and natural gas                                                     23,068               24,365
     Motor oil and refined products                                               163,055              147,554
   Deferred income tax                                                             18,658               20,834
   Other current assets                                                            53,748               60,128
                                                                            -------------        -------------
Total current assets                                                              495,652              537,592

Property, plant and equipment, net                                              2,388,517            2,318,084
Marketable securities and other investments                                       952,634              955,182
Other assets                                                                      300,595              313,396
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,137,398         $  4,124,254
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,998         $      1,181
   Accounts payable and accrued liabilities                                       244,266              274,618
   Interest accrued                                                                48,300               30,827
   Other current liabilities                                                       82,460               86,321
                                                                            -------------        -------------
Total current liabilities                                                         377,024              392,947

Long-term debt                                                                  2,194,851            2,217,806
Deferred income tax                                                               258,417              241,791
Other liabilities                                                                 276,010              302,635
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,106,302            3,155,179
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,031,096              969,075
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,137,398         $  4,124,254
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31
                                                                                   ---------------------------------
                                                                                      1997                  1996
                                                                                   -----------           -----------
                                                                                         (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $   57,551            $   15,769
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                         62,568                65,990
      Dry holes and impairments                                                         2,416                 1,574
      Deferred income tax                                                              19,569                 6,370
      Non-cash and other nonoperating items                                             4,497                13,486
      Change in operating assets and liabilities                                       27,653               (69,761)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           174,254                33,428
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (114,378)             (127,663)
  Purchases of marketable securities and other investments                           (131,210)             (146,904)
  Proceeds from sales of marketable securities and other
    investments                                                                       135,940               159,516
  Proceeds from sales of assets                                                         5,620               121,556
  Other investing activities                                                          (49,823)               (5,815)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                (153,851)                  690
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of notes payable, net                                         (19,596)              (79,046)
  Debt and capital lease obligation repayments                                       (304,296)             (303,116)
  Proceeds from issuance of debt                                                      300,000               370,000
  Dividends paid                                                                      (11,724)              (11,600)
  Other Financing Activities                                                           14,802                   -
                                                                                   -----------           -----------
  Net cash used in financing activities                                               (20,814)              (23,762)
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (411)               10,356


CASH AND CASH EQUIVALENTS, beginning of period                                         34,383                23,615
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   33,972            $   33,971
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

(2)  New  Accounting Standard -

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share which establishes new standards for
computing and  presenting  earnings  per  share.   The  provisions
of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the first quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

(3)  Accounts Receivable -

      In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Accounts receivable sold under this agreement totaled $135.0 million as of March 31, 1997. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $1.9 million in the first quarter of 1997 and are netted against other income.

(4)  Debt -

     In April 1997, Pennzoil redeemed $38.5 million principal amount of indebtedness consisting of all of Pennzoil's outstanding 9% debentures due 2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption are expected to result in an after-tax charge of approximately $1.3 million, or $.03 per share, in the second quarter of 1997.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

      Net income for the quarter ended March 31, 1997 was $57.6 million, or $1.23 per share, compared to $15.8 million, or $.34 per share, for the same period in 1996. The increase in earnings for the first quarter of 1997, compared to the prior year, was primarily attributable to higher crude oil and natural gas prices in the oil and gas segment and lower interest expense. These increases were partially offset by lower results in the motor oil and refined products segment.

Oil and Gas

     Operating income from this segment was $107.2 million for the quarter ended March 31, 1997, compared with $49.3 million for the same period in 1996. The increase in operating income was primarily due to higher natural gas and liquids price realizations and lower operating expenses. These increases were partially offset by lower natural gas and liquids volumes.
     Natural gas price realizations averaged $2.77 per thousand cubic feet ("Mcf") for the three months ended March 31, 1997 compared to $1.79 per Mcf for the same period in 1996. Natural gas volumes produced for sale for the three months ended March 31, 1997 were 523.3 million cubic feet ("MMcf") per day compared to 559.8 MMcf per day for the same period in 1996. Liquids prices averaged $19.47 per barrel during the first quarter of 1997, up $5.32 per barrel from the comparable period in 1996. Liquids production volumes were 53.6 thousand barrels ("Mbbls") per day for the three months ended March 31, 1997 compared to
60.4 Mbbls per day for the same period in 1996. The decrease in natural gas and liquids volumes was primarily the result of the disposition of noncore assets in 1996.
     Production   at  Pennzoil's West  Cameron  580  block,
located in the Gulf of Mexico, resumed toward the end of first quarter 1997 after experiencing mechanical problems in December 1996. Gross natural gas production from the two producing wells in the block is currently at approximately 155 MMcf per day, or about 115 MMcf per day net to Pennzoil. In addition, the two wells currently produce about 7,500 barrels per day of liquids, or about 5,500 barrels per day net to Pennzoil.
     Internationally, Pennzoil plans to drill five exploration wells in 1997. In Azerbaijan, Pennzoil and its partners, LUKoil, AGIP and LUKAGIP, expect to drill the first exploration well on the Karabakh structure offshore Baku in June 1997. Pennzoil has a 30% interest in the Karabakh prospect. In Qatar, Pennzoil plans to drill two exploration wells on Block 8 (100 percent Pennzoil) during the second half of 1997. In Egypt, Pennzoil and Repsol plan to drill an exploration well on the Southeast Gulf of Suez block (50 percent Pennzoil) during the second half of 1997. Also during the second half of 1997, Pennzoil plans to drill an exploration well in southwestern Australia on the Whicher Range concession (44 percent Pennzoil).

Motor Oil & Refined Products

     Operating income from this segment was $13.0 million for the quarter ended March 31, 1997, compared with $14.4 million for the same period in 1996. The decrease in operating income was primarily due to lower refinery margins.
     Production at Excel Paralubes, a lube base oil plant
in which Pennzoil and Conoco Inc. are equal partners, commenced in the first quarter of 1997. After experiencing some initial mechanical difficulties, the lube base oil plant is now operating near capacity. The upgrade of Pennzoil's Shreveport, Louisiana refinery was completed in April 1997 with first product shipment expected in May 1997. The Shreveport refinery upgrade will substantially increase fuels production at the facility.


Franchise Operations

     The franchise operations segment recorded operating income of $4.5 million for the quarter ended March 31, 1997, the same level as last year's first quarter. Higher sales in the first quarter of 1997 were offset by start-up costs associated with the growth in the number of centers since the first quarter of 1996.
     Systemwide sales reported on a comparable store basis for the three months ended March 31, 1997 increased $2.3 million to $163.6 million, compared with the first quarter of 1996. Systemwide average ticket prices increased to $35.49 for the quarter ended March 31, 1997, compared with $34.76 for the first quarter of 1996. There were 1,419 lube centers (including 555 Jiffy Lube company operated centers) open as of March 31, 1997.
     In 1997, Jiffy Lube plans to open approximately 150 centers, of which 90 will be in Sears Automotive Centers. As of March 31, 1997, there were 134 fast-oil change units open in Sears Centers of which 100 are company operated.

Other

     Other operating income for the quarter ended March 31, 1997 was $15.7 million, compared with $15.5 million for the same period in 1996. Pennzoil's other income includes dividend income of $9.8 million during the three months ended March 31, 1997 from its investment in common stock of Chevron Corporation.
     Net interest expense for the quarter ended March  31,
1997 decreased $10.4 million from the same period in 1996 primarily due to higher capitalized interest and lower borrowings.

Capital Resources and Liquidity

     Cash Flow. As of March 31, 1997, Pennzoil had cash and cash equivalents of $34.0 million. During the three months ended March 31, 1997, Pennzoil's cash and cash equivalents decreased $.4 million. Cash flows from operating activities totaled $174.3 million during the first quarter of 1997.

     Accounts  Receivable.   In  September  1996,  Pennzoil
Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Accounts receivable sold under this agreement totaled $135.0 million as of March 31, 1997. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $1.9 million in the first quarter of 1997 and are netted against other income.

     Debt. In April 1997, Pennzoil redeemed $38.5 million principal amount of indebtedness consisting of all of Pennzoil's outstanding 9% debentures due 2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption are expected to result in an after-tax charge of approximately $1.3 million, or $.03 per share, in the second quarter of 1997. Pennzoil used borrowings under its commercial paper facilities to redeem these debentures.

                                         (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.


                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                    1997             1996
                                                                 -----------      -----------
                                                                   (Dollar amounts expressed
                                                                         in thousands)
REVENUES
   Oil and Gas                                                   $  226,741       $  175,082
   Motor Oil & Refined Products                                     432,952          393,149
   Franchise Operations                                              75,150           71,415
   Other                                                             11,470           21,958
   Intersegment sales                                               (97,313)         (74,263)
                                                                 -----------      -----------
        Total revenues                                           $  649,000       $  587,341
                                                                 -----------      -----------


OPERATING INCOME
   Oil and Gas                                                   $  107,179       $   49,323
   Motor Oil & Refined Products                                      13,048           14,428
   Franchise Operations                                               4,496            4,525
   Other                                                             15,665           15,487
                                                                 -----------      -----------
        Total operating income                                      140,388           83,763

Corporate administrative expenses                                    13,082           12,731
Interest charges, net                                                37,118           47,563
                                                                 -----------      -----------
Income before income tax                                             90,188           23,469

Income tax provision                                                 32,637            7,700
                                                                 -----------      -----------

NET INCOME                                                       $   57,551       $   15,769
                                                                 ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                     2.69             1.40
                                                                 ===========      ===========


                                         (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                ------------------------------
                                                                   1997              1996
                                                                ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  53,632            60,402
    Natural gas produced for sale (Mcf per day)                     523,348           559,776

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    19.47        $    14.15
    Natural gas (per Mcf)                                        $     2.77        $     1.79


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                             20,020            20,618
    Distillates and gas oils                                         26,377            27,630
    Lubricating oil and other specialty products                     25,916            21,969
    Residual fuel oils                                                3,513             4,042
                                                                 -----------       -----------
          Total sales (barrels per day)                              75,826            74,259
                                                                 ===========       ===========

  Raw materials processed (barrels per day) <F1>                     54,090            51,416

  Refining capacity (barrels per day) <F2>                           62,700            62,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  178,705        $  164,819
  Same center sales (in thousands)                               $  163,625        $  161,363
  Centers open (U.S.)                                                 1,419             1,229


<F1> Excludes Excel Paralubes for comparability.
<F2> Excludes capacity at Excel Paralubes and the
Shreveport Refinery upgrade. Final production capacities are currently being determined.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

The Pennsylvania Department of Environmental Protection is seeking civil penalties in excess of $100,000 in connection with the release of petroleum products from Pennzoil Products Company's storage facility in Pittsburgh, Pennsylvania. The company is in active negotiations with the agency with the objective of arriving at a mutually agreeable resolution.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

          3 Restated Certificate of Incorporation of Pennzoil Company, as amended through May 10, 1996.

         12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and 1996.

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




May 12, 1997