Form 10-Q
period 1997-06-30
PENNZOIL CO /DE/
filed 1997-08-14
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D. C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997  Commission File No. 1-5591


                        PENNZOIL COMPANY
     (Exact name of registrant as specified in its charter)


             Delaware                          74-1597290
 (State or other jurisdiction of incorporation or organization)
              (I.R.S. Employer Identification No.)


                  Pennzoil Place, P.O. Box 2967
                   Houston, Texas  77252-2967
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

      Number of shares outstanding of each class of common stock, as of latest practicable date, July 31, 1997:

     Common stock, par value $0.83-1/3 per share, 47,190,592 shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                     PENNZOIL COMPANY
                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                        (UNAUDITED)

                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30                           June 30
                                                                  ----------------------------      ----------------------------
                                                                     1997             1996             1997             1996
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  648,357       $  636,580       $1,297,357       $1,223,921

COSTS AND EXPENSES
   Cost of sales                                                     373,293          371,654          729,165          711,749
   Selling, general and administrative expenses                       98,111           82,910          178,213          169,547
   Depreciation, depletion and amortization                           74,784           73,009          137,351          138,999
   Exploration expenses                                               12,279           11,863           22,319           21,708
   Taxes, other than income                                           11,751           13,605           24,863           27,347
   Interest charges, net                                              41,161           46,804           78,280           94,367
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX                                              36,978           36,735          127,166           60,204

Income tax provision                                                  13,101           12,192           45,738           19,892
                                                                  -----------      -----------      -----------      -----------
NET INCOME                                                        $   23,877       $   24,543       $   81,428       $   40,312
                                                                  ===========      ===========      ===========      ===========

EARNINGS PER SHARE                                                $      .51       $      .53       $     1.74       $      .87
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $      .25       $      .25       $      .50       $      .50
                                                                  ===========      ===========      ===========     ============

AVERAGE SHARES OUTSTANDING                                            46,971           46,447           46,888           46,420
                                                                  ===========      ===========      ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      47,031           46,466           47,031           46,466
                                                                  ===========      ===========      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              June 30,           December 31,
                                                                                1997                  1996
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     43,885         $     34,383
   Receivables                                                                    212,054              250,328
   Inventories
     Crude oil and natural gas                                                     20,419               24,365
     Motor oil and refined products                                               178,543              147,554
   Deferred income tax                                                             16,484               20,834
   Other current assets                                                            55,771               60,128
                                                                            -------------        -------------
Total current assets                                                              527,156              537,592

Property, plant and equipment, net                                              2,438,910            2,318,084
Marketable securities and other investments                                       953,181              955,182
Other assets                                                                      305,572              313,396
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,224,819         $  4,124,254
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      2,182         $      1,181
   Accounts payable and accrued liabilities                                       275,498              274,618
   Interest accrued                                                                30,051               30,827
   Other current liabilities                                                       77,206               86,321
                                                                            -------------        -------------
Total current liabilities                                                         384,937              392,947

Long-term debt                                                                  2,241,594            2,217,806
Deferred income tax                                                               265,477              241,791
Other liabilities                                                                 287,352              302,635
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,179,360            3,155,179
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,045,459              969,075
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,224,819         $  4,124,254
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                   ---------------------------------
                                                                                      1997                  1996
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $   81,428            $   40,312
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        137,351               138,999
      Dry holes and impairments                                                         9,231                 5,173
      Deferred income tax                                                              28,681                19,402
      Non-cash and other nonoperating items                                            22,270                17,590
      Change in operating assets and liabilities                                       (5,759)             (122,670)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           273,202                98,806
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (254,436)             (262,113)
  Purchases of marketable securities and other investments                           (272,980)             (302,042)
  Proceeds from sales of marketable securities and other
    investments                                                                       277,161               313,909
  Proceeds from sales of assets                                                        10,228               127,023
  Other investing activities                                                          (36,778)               (3,525)
                                                                                   -----------           -----------
  Net cash used in investing activities                                              (276,805)             (126,748)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, net                                                     43,622                27,489
  Debt and capital lease obligation repayments                                       (773,480)             (645,365)
  Proceeds from issuance of debt                                                      750,000               684,206
  Dividends paid                                                                      (23,465)              (23,214)
  Other financing activities                                                           16,428                  -
                                                                                   -----------           -----------
  Net cash provided by financing activities                                            13,105                43,116
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               9,502                15,174


CASH AND CASH EQUIVALENTS, beginning of period                                         34,383                23,615
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   43,885            $   38,789
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

(2)  New  Accounting Standards -

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the first half of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
     In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

(3)  Accounts Receivable -

      In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Accounts receivable sold under this agreement totaled $135.0 million as of June 30, 1997. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $2.2 million and $4.2 million for the quarter and six months ended June 30, 1997, respectively. These fees are netted against other income.

(4)  Debt -

    In April 1997, Pennzoil redeemed $38.5 million principal amount of indebtedness consisting of all of Pennzoil's outstanding 9% debentures due 2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption resulted in an after-tax charge of $1.3 million, or $.03 per share, in the second quarter of 1997.

(5)  Union Pacific Resources' Unsolicited Tender Offer -

      On June 23, 1997, Union Pacific Resources Group Inc. ("UPR") announced that a UPR subsidiary had commenced a two-tiered,
partial  tender  offer  (the  "Offer")   for  just   over   half
of  Pennzoil's  shares  of common  stock  at  a  price
of  $84.00  per  share  in  cash  on  the  front-end.  UPR
also  announced  that  it  was  seeking  to negotiate a merger
(the "Proposed Squeeze Out Merger" and, together with the Offer, the "UPR Proposal") in which the remaining Pennzoil shares would be converted into Common Stock of UPR ("UPR Common Stock"). Under the UPR Proposal, the number of shares of UPR Common Stock in the Proposed Squeeze Out Merger would be determined, within a pricing collar of $25.00 to $30.00, by dividing $84.00 by the average of the closing prices per share of UPR Common Stock for the 20 consecutive trading days ending 5 days prior to any meeting of Pennzoil shareholders called for the purpose of voting on the Proposed Squeeze Out Merger. If the average of the closing prices of UPR Common Stock during such 20-day period were less than $25.00 or greater than $30.00, the exchange ratio for the Proposed Squeeze Out Merger would be fixed at 3.36 shares of UPR Common Stock or
2.80 shares of UPR Common Stock, respectively.
     On July 1, 1997, Pennzoil's Board of Directors determined that the UPR Proposal, including the Offer, was inadequate and not in the best interests of Pennzoil and its shareholders. Accordingly, Pennzoil's Board of Directors recommended that Pennzoil shareholders reject the UPR Proposal and not tender their shares to UPR pursuant to the Offer.
      In its recommendation to Pennzoil shareholders, Pennzoil's Board of Directors cited, among other things: (i) the Board's belief that the UPR Proposal does not reflect the inherent value of Pennzoil; (ii) the Board's belief that continued pursuit of
Pennzoil's  strategic  plan  will  produce   greater  value  for
Pennzoil shareholders than the UPR Proposal; (iii) the coercive nature of UPR's two-tiered, front-end loaded offer, which is designed to compel Pennzoil shareholders to tender into the Offer to avoid receiving UPR Common Stock in the Proposed Squeeze Out Merger; and (iv) the "value" of the UPR Proposal is substantially less than $84.00 per share because of uncertainty of the value of the UPR Common Stock to be forced onto the Pennzoil shareholders in the Proposed Squeeze Out Merger.
      The Board also reviewed the opinions of Lehman Brothers Inc., Evercore Group Inc. and J.P. Morgan Securities Inc., Pennzoil's financial advisors, that the consideration to be received by Pennzoil shareholders pursuant to the UPR Proposal, including the Offer, is inadequate from a financial point of view.
      The Offer, which is subject to numerous conditions and uncertainties, including eliminating the effects of Pennzoil's shareholder rights plan as applied to the UPR Proposal, will expire on September 24, 1997, unless extended.

(6)  Use of Derivatives -

     Pennzoil has a price risk management program that utilizes derivative financial instruments, principally crude oil and natural gas swaps, to reduce the price risks associated with fluctuations in crude oil and natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas swaps designated as hedges of anticipated transactions related to anticipated production are treated as deferred credits or charges and are included in other current liabilities or other current assets on the balance sheet. Net gains and losses on crude oil and natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced.
     In order for crude oil and natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred.
     In the statement of cash flows, cash receipts or payments related to financial instruments are classified consistent with the cash flows from the transaction being hedged.
     Pennzoil has not materially hedged crude oil or natural gas prices in 1997. Pennzoil will constantly review and may alter its hedged positions as conditions change.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net income for the quarter and six months ended June 30, 1997 was $23.9 million, or $.51 per share, and $81.4 million, or $1.74 per share, respectively. This compares with net income of $24.5 million, or $.53 per share, for the second quarter of 1996 and $40.3 million, or $.87 per share, for the six months ended June 30, 1996. The decrease in earnings for the second quarter of 1997 compared to the prior year was primarily due to pretax charges of $10.0 million associated with the sale of PennUnion Energy Services, L.L.C. ("PennUnion"), a natural gas marketing subsidiary, $2.0 million on the early retirement of debt and $6.0 million incurred in connection with the UPR Proposal (reference is made to Note 5 of the Notes to Condensed Consolidated Financial Statements) partially offset by higher results in the motor oil and refined products segment and higher realized natural gas and liquids prices. The increase in earnings for the six months ended June 30, 1997, compared to the prior year, was primarily attributable to lower interest expense and higher results in the oil and gas and motor oil and refined products segments.

Oil and Gas

      Operating income from this segment for the quarter and six months ended June 30, 1997 was $69.1 million and $176.3 million, respectively. This compares with operating income of $65.5 million and $114.8 million, respectively, for the same periods in 1996. The increase in operating income for both the quarter and six months ended June 30, 1997, compared to the same periods in 1996, was primarily due to higher realized prices for natural gas and liquids, lower general and administrative expenses and lower other taxes partially offset by lower natural gas and liquids production volumes.
     Natural gas price realizations averaged $1.98 per thousand cubic feet ("Mcf") and $2.34 per Mcf, respectively, for the quarter and six months ended June 30, 1997, compared to $1.83 per Mcf and $1.81 per Mcf, respectively, for the same periods in 1996. Liquids price realizations averaged $15.66 per barrel and $17.40 per barrel for the quarter and six months ended June 30, 1997, compared to $15.51 per barrel and $14.86 per barrel, respectively, for the same periods in 1996. Natural gas volumes produced for sale were 616.4 million cubic feet ("MMcf") per day and 570.1 MMcf per day, respectively, for the quarter and six months ended June 30, 1997, compared to 628.5 MMcf per day and 594.1 MMcf per day, respectively, for the same periods in 1996. Liquids production volumes were 62.8 thousand barrels ("Mbbls") per day and 58.2 Mbbls per day, respectively, for the quarter and six months ended June
30, 1997, compared to 65.0 Mbbls per day and 62.7 Mbbls per day, respectively, for the same periods in 1996.
     In June 1997, Pennzoil agreed to sell most of its U.S. natural gas production to Columbia Energy Services Corp. for at least four years at market prices.
     In August 1997, Pennzoil filed a petition with the West Virginia Public Service Commission to sell its utility division, along with certain other noncore oil and gas properties in West Virginia, to Gasco Distribution System, Inc. for $8.5 million. Until the West Virginia Public Service Commission application is approved, Pennzoil will continue to operate the properties and natural gas utility.
     Pennzoil plans to drill four international exploration wells in the second half of 1997. In Azerbaijan, Pennzoil and its partners, LUKoil of Russia, Agip of Italy and LUKAgip, a subsidiary of LUKoil and Agip, began drilling the first exploration well on the Karabakh structure offshore Baku on August 6, 1997. Pennzoil has a 30% interest in the Karabakh prospect. In Qatar, Pennzoil plans to drill two exploration wells on Block 8 (100% Pennzoil) during the second half of 1997 and one well in 1998. Pennzoil is actively pursuing a partner to join in the drilling of these wells. Also, during the second half of 1997, Pennzoil will drill an exploration well in southwestern Australia on the EP 408 (Whicher Range) concession and will work over an existing well. Pennzoil has a 44% interest in the concession.
     Also in Azerbaijan, in the Azeri-Chirag-Gunashli ("ACG") unit where Pennzoil retains a 4.82% carried interest, the Azerbaijan International Operating Company ("AIOC") expects to deliver first oil volumes to the pipeline in October 1997.

     In Venezuela, Pennzoil participated in the winning bids on two blocks in Lake Maracaibo, which were awarded in the third marginal field bid round. Pennzoil will have a 60% interest in the B2X-68/79 block and a 50% interest in the B2X-70/80 block. The operating agreements with Lagoven, an affiliate of Petroleos de Venezuela SA, covering both blocks were signed on July 28, 1997. At Pennzoil's East Falcon block, Pennzoil is finalizing the interpretation of a 3-D seismic shoot over the Cumarebo Field and testing several wells in the La Vela Field.
      In Egypt, Repsol, as operator, drilled the SEGOS No. 1 well in June 1997 on the Southeast Gulf of Suez Block (50% Pennzoil). The well was noncommercial and was plugged and abandoned.
Pennzoil plans to drill four exploratory wells in Egypt in
1998. Pennzoil, as operator, will drill two wells in the Southwest Gebel el Zeit concession (87.5% Pennzoil) and one well in the North
July   Field  (100%  Pennzoil).   Pennzoil's  partner, IEOC,
a subsidiary of Agip, will also drill one well in the West Feiran Field (50% Pennzoil). All four wells are offshore in the Gulf of Suez.

Motor Oil & Refined Products

      Operating income from this segment for the quarter and six months ended June 30, 1997 was $25.8 million and $38.9 million,
respectively.   This compares to operating income of $15.8  million
and $30.2 million, respectively, for the same periods in 1996.
      Earnings from manufacturing operations for the quarter ended June 30, 1997 were up significantly from the same period last year due to the completion of two major refining projects, as well as higher margins for industrial specialties products and lower staff
expenses.   These positive impacts were partially offset  by  lower
base oil margins.
       Excel Paralubes, Pennzoil's lubricating base oil plant partnership with Conoco Inc. ("Conoco"), completed startup and
operated  at near capacity during the second quarter of  1997.   On
July 22, 1997, the partners in Excel Paralubes achieved "financial completion" of the lube base oil facilities under the intercreditor agreement. With financial completion obtained, Pennzoil Company's guarantee to Excel's lenders is no longer required and has been terminated.
       The fuels upgrade project at the Shreveport refinery came on-line in April 1997 and is also running close to design levels. This project increases the utilization of the crude oil capacity as well as upgrades the by-products from the existing processes to
higher  value  fuels  products.   As a result, total  crude  oil
processed at Pennzoil's refineries increased over 2,100 barrels per day for the quarter ended June 30, 1997 over the same period in 1996.

      The additional revenues from these projects were partially offset by lower base oil margins. Base oil prices declined with the extra supply brought to the market from Excel Paralubes and PetroCanada's new base oil facility. Base oil margins with respect to West Texas Intermediate crude oil prices averaged $.46 per gallon for the second quarter of 1997, compared to an average of $.68 per gallon for the same period in 1996.
      On July 10, 1997, Pennzoil signed an agreement with Conoco to form a specialties joint venture. The venture, to be called
Penreco,   will  combine  Pennzoil's  white  oil,  petrolatum   and
specialty solvents businesses with Conoco's solvents businesses. Pennzoil's PENRECO (R) and MAGIE BROS (R) products are used in
cosmetics,   pharmaceuticals,   plastics,  textiles,   agricultural
products,  food   processing,  inks,  and  aluminum  rolling  oils.
Conoco's Conosol (R) and LVT (R) products are sold primarily into the drilling fluids, mining, and cleaning products markets, and as carrier oils for many consumer products.
       For the segment's marketing operations, total domestic lubricating product sales were up 3% in the second quarter of 1997 over the same period in 1996 and margins remained strong. These improvements were partially offset by lower sales of Gumout brand
fuel   additives  and  higher  selling  and  advertising  expenses.
Pennzoil motor oil continues to be the nation's top selling motor oil with a U.S. market share in excess of 21%.

Franchise Operations

     The franchise operations segment, which operates through Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $6.3 million and $10.8 million, respectively, for the quarter and six months ended June 30, 1997. This compares with operating income of $5.3 million and $9.8 million, respectively, for the same periods in 1996. The increase in operating income for the quarter and six months ended June 30, 1997 was primarily due to lower expenses at company operated stores.
      Systemwide average ticket prices for the quarter ended June, 30, 1997 increased $0.48 to $36.14 and for the six months ended June 30, 1997 increased $0.63 to $35.83, from comparable periods in 1996. There were 1,441 domestic lube centers (including 550 Jiffy Lube company operated centers) open as of June 30, 1997.
      Jiffy  Lube plans to open approximately 150 centers  in
1997. In the first six months of 1997, Jiffy Lube has opened 61 new centers. As of June 30, 1997, there were 138 fast-oil change units open in Sears Centers of which 104 are company operated.

Other

      Other operating income (loss) for the quarter and six months ended June 30, 1997 was ($3.2) million and $12.5 million, respectively, compared with $10.3 million and $25.8 million for the same periods in 1996. The decrease in other operating income for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, was primarily due to charges associated with the sale of PennUnion and the early retirement of debt.
      Pennzoil's other income includes dividend income of $10.4 million and $20.2 million for the quarter and six months ended June 30, 1997, respectively, from its investment in common stock of Chevron Corporation ("Chevron"). Pennzoil beneficially owns approximately 18 million shares of common stock of Chevron.
     Net interest expense for the quarter and six months ended June 30, 1997 decreased $5.6 million and $16.1 million, respectively, from the same periods in 1996 primarily due to lower borrowing and higher capitalized interest.

Corporate Administrative Expense

      Corporate administrative expense for the quarter and six months ended June 30, 1997 was $19.9 million and $33.0 million, respectively, compared with $13.4 million and $26.1 million for the same periods in 1996. The increase in corporate administrative expense for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, was primarily due to charges incurred in connection with the UPR Proposal. Reference is made to
Note 5 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

      Cash Flow. As of June 30, 1997, Pennzoil had cash and cash equivalents of $43.9 million. During the six months ended June 30, 1997, cash and cash equivalents increased $9.5 million. Cash flows from operating activities totaled $273.2 million during the first six months of 1997.

      Accounts Receivable. In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. The facility expires in September 1997. Accounts receivable sold under this agreement totaled $135.0 million as of June 30, 1997. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $2.2 million and $4.2 million for the quarter and six months ended June 30, 1997, respectively. These fees are netted against other income.
    Debt  Instruments  and Repayments.   In  April  1997, Pennzoil
redeemed  $38.5   million  principal   amount  of  indebtedness
consisting  of  all  of Pennzoil's  outstanding 9%  debentures  due
2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption resulted in an after-tax charge of $1.3 million, or $.03 per share, in the second quarter of 1997.
     In May 1997, Pennzoil entered into a revolving credit facility with a group of banks which provides for up to $600 million of unsecured revolving credit borrowings through May 1998, with any outstanding borrowings at such time being converted into a term facility terminating in May 1999. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, to increase the size of the facility by $100 million. This revolving credit facility replaces and supersedes the previous revolving
credit   facility  of  Pennzoil.  As of June  30, 1997, borrowings
totaled $125 million.
     Borrowings under Pennzoil's commercial paper and variable-rate credit arrangements totaled $371.7 million as of June 30, 1997, all of which has been classified as long-term debt.

                                                    (UNAUDITED)


The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                            June 30
                                                                 ----------------------------      ----------------------------
                                                                    1997             1996             1997             1996
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  204,274       $  204,218       $  431,015       $  379,300
   Motor Oil & Refined Products                                     453,095          438,517          886,048          831,666
   Franchise Operations                                              83,647           76,576          158,797          147,991
   Other                                                             (2,460)          13,330            9,009           35,288
   Intersegment sales                                               (90,199)         (96,061)        (187,512)        (170,324)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  648,357       $  636,580       $1,297,357       $1,223,921
                                                                 -----------      -----------      -----------      -----------


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $   69,107       $   65,484       $  176,286       $  114,807
   Motor Oil & Refined Products                                      25,802           15,780           38,851           30,208
   Franchise Operations                                               6,316            5,311           10,812            9,836
   Other                                                             (3,181)          10,315           12,484           25,802
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                       98,044           96,890          238,433          180,653

Corporate administrative expenses                                    19,905           13,351           32,987           26,082
Interest charges, net                                                41,161           46,804           78,280           94,367
                                                                 -----------      -----------      -----------      -----------
Income before income tax                                             36,978           36,735          127,166           60,204

Income tax provision                                                 13,101           12,192           45,738           19,892
                                                                 -----------      -----------      -----------      -----------

NET INCOME                                                       $   23,877       $   24,543       $   81,428       $   40,312
                                                                ============     ============      ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                       2.19             1.51
                                                                                                   ===========      ===========

                                                      (UNAUDITED)


                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30                             June 30
                                                               ------------------------------      ------------------------------
                                                                   1997              1996              1997              1996
                                                               ------------      ------------      ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                62,781            65,009            58,232            62,706
    Natural gas produced for sale (Mcf per day)                   616,360           628,472           570,111           594,123

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $    15.66        $    15.51        $    17.40        $    14.86
    Natural gas (per Mcf)                                      $     1.98        $     1.83        $     2.34        $     1.81


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           20,696            21,177            19,120            20,898
    Distillates and gas oils                                       24,943            26,527            27,702            27,078
    Lubricating oil and other specialty products                   31,378            24,807            28,662            23,328
    Residual fuel oils                                              1,114             4,095             2,307             4,068
                                                               -----------       -----------       -----------       -----------
          Total sales (barrels per day)                            78,131            76,606            77,791            75,372
                                                               ===========       ===========       ===========       ===========

  Crude oil processed
     (barrels per day)                                             56,285            54,148            54,652            52,782

  Crude oil refining capacity
     (barrels per day)                                             62,700            62,700            62,700            62,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  194,859        $  178,596        $  373,564        $  343,414
  Same center sales (in thousands)                             $  177,970        $  177,800        $  341,100        $  341,149
  Centers open (U.S.)                                               1,441             1,275             1,441             1,275






                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

       12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1997 and 1996

       27   Financial Data Schedule

(b)  Reports -

     During the second quarter of 1997, Pennzoil filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

   Date of Report            Items Reported

   July 11, 1997             Pennzoil's amendment of its By-laws.

   July 11, 1997             Information related to Union Pacific
                             Resources Group Inc. ("UPR")
                             unsolicited tender offer.  Reference
                             is made to Note 5 of the Notes to
                             Condensed Consolidated Financial
                             Statements.

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




August 12, 1997