Form 10-Q
period 1997-09-30
PENNZOIL CO /DE/
filed 1997-11-13
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D. C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended September 30,1997  Commission File No. 1-5591


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

      Number of shares outstanding of each class of common stock, as of latest practicable date, October 31, 1997:

     Common stock, par value $0.83-1/3 per share, 47,486,431 shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                     PENNZOIL COMPANY
                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                        (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30                      September 30
                                                                  ----------------------------      ----------------------------
                                                                     1997             1996             1997             1996
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  658,939       $  653,688       $1,956,295       $1,877,609

COSTS AND EXPENSES
   Cost of sales                                                     347,989          360,013        1,077,154        1,071,762
   Selling, general and administrative expenses                      100,641           88,432          278,854          257,979
   Depreciation, depletion and amortization                           77,406           68,727          214,757          207,726
   Exploration expenses                                               18,791            8,306           41,110           30,014
   Taxes, other than income                                           12,392           13,688           37,255           41,035
   Interest charges, net                                              42,708           43,585          120,988          137,952
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX                                              59,012           70,937          186,177          131,141

Income tax provision                                                  21,188            5,812           66,926           25,704
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                      37,824           65,125          119,251          105,437

EXTRAORDINARY ITEM                                                    (2,575)            -              (2,575)            -
                                                                  -----------      -----------      -----------      -----------

NET INCOME                                                        $   35,249       $   65,125       $  116,676       $  105,437
                                                                  ===========      ===========      ===========      ===========

EARNINGS PER SHARE
  Before Extraordinary Item                                       $      .80       $     1.40       $      2.53      $     2.27
  Extraordinary Item                                                    (.05)            -                 (.05)           -
                                                                  -----------      -----------      ------------     -----------

EARNINGS PER SHARE                                                $      .75       $     1.40       $      2.48      $     2.27
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $      .25       $      .25       $      .75       $      .75
                                                                  ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING                                            47,208           46,494           47,002           46,445
                                                                  ===========      ===========      ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      47,382           46,518           47,382           46,518
                                                                  ===========      ===========      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                            September 30,         December 31,
                                                                                1997                  1996
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $      29,724        $      34,383
   Receivables                                                                    215,500              250,328
   Inventories
     Crude oil and natural gas                                                     25,989               24,365
     Motor oil and refined products                                               181,963              147,554
   Deferred income tax                                                             14,309               20,834
   Other current assets                                                            60,123               60,128
                                                                            -------------        -------------
Total current assets                                                              527,608              537,592

Property, plant and equipment, net                                              2,501,354            2,318,084
Marketable securities and other investments                                       953,489              955,182
Other assets                                                                      317,652              313,396
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   4,300,103        $   4,124,254
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $       2,433        $       1,181
   Accounts payable and accrued liabilities                                       235,443              274,618
   Interest accrued                                                                47,596               30,827
   Other current liabilities                                                       90,053               86,321
                                                                            -------------        -------------
Total current liabilities                                                         375,525              392,947

Long-term debt                                                                  2,271,809            2,217,806
Deferred income tax                                                               273,801              241,791
Other liabilities                                                                 290,269              302,635
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,211,404            3,155,179
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,088,699              969,075
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   4,300,103        $   4,124,254
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   ---------------------------------
                                                                                      1997                  1996
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $  116,676            $  105,437
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                        214,757               207,726
      Dry holes and impairments                                                        19,441                 5,240
      Deferred income tax                                                              40,089                14,805
      Non-cash and other nonoperating items                                            22,303                (9,474)
      Change in operating assets and liabilities                                      (36,447)               16,516
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           376,819               340,250
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (403,441)             (400,815)
  Purchases of marketable securities and other investments                           (431,394)             (433,716)
  Proceeds from sales of marketable securities and other
    investments                                                                       437,031               443,469
  Proceeds from sales of assets                                                        15,850               463,360
  Other investing activities                                                          (43,298)               (3,214)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                (425,252)               69,084
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of notes payable, net                                          60,328              (167,755)
  Debt and capital lease obligation repayments                                     (1,177,441)           (1,419,731)
  Proceeds from issuance of debt                                                    1,165,000             1,222,206
  Dividends paid                                                                      (35,272)              (34,839)
  Other financing activities                                                           31,159                   252
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                  43,774              (399,867)
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (4,659)                9,467


CASH AND CASH EQUIVALENTS, beginning of period                                         34,383                23,615
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   29,724            $   33,082
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

(2) New Accounting Standards -

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the first nine months of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.
    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
    In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

(3) Sale of Canadian Oil and Gas Interest -

    Pennzoil announced on October 30, 1997 that it had agreed to sell its interest in a natural gas joint venture in the Zama/Virgo region of northwest Alberta, Canada to Phillips Petroleum Company ("Phillips"). Phillips will pay $104 million ($145 million Canadian) for Pennzoil's 50 percent interest in the natural gas joint venture. Pennzoil expects to record a pretax gain on the sale of approximately $71 million when the anticipated transaction closes in December 1997. As of December 31, 1996, Pennzoil had proved reserves of 88 billion cubic feet equivalent in Canada.

(4) Accounts Receivable -

    In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. In September 1997, the facility was amended to extend the expiration date of the facility to September 1998. Accounts receivable sold under this agreement totaled $135.0 million as of September 30, 1997. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $1.8 million and $6.0 million for the quarter and nine months ended September 30, 1997, respectively.

(5) Debt -

    In April 1997, Pennzoil redeemed $38.5 million principal amount of indebtedness consisting of all of Pennzoil's outstanding 9% debentures due 2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption resulted in an after-tax charge of $1.3 million, or $.03 per share, in the second quarter of 1997. In the third quarter of 1997, the $1.3 million was reclassified as an extraordinary charge.
    Through the nine months ended September 30, 1997, certain owners of Pennzoil's exchangeable debentures requested to exchange their debentures for Chevron Corporation ("Chevron") common stock, in accordance with the respective supplemental indentures. Pennzoil recorded an after-tax extraordinary charge of $1.3 million associated with the exchanges based on the difference between the face value of the debt and the market value of the Chevron common stock.
     The exchangeable debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously
redeemed,  for  shares  of  Chevron  common  stock.   In  lieu   of
delivering Chevron common stock, Pennzoil may, at its option, pay to any holder an amount equal to the market value of the Chevron
common  stock  at  the time the exchange request is  received.   If
Pennzoil delivers Chevron common stock to satisfy an exchange, Pennzoil records an extraordinary charge for the extinguishment of debt and an ordinary gain on the sale of Chevron common stock. Alternatively, should Pennzoil choose to pay cash to the holders and retain the Chevron common stock, Pennzoil would record an extraordinary charge for the extinguishment of debt. In addition, Pennzoil would record an increase in the net unrealized holding gain on the Chevron common stock to reflect current market value which was previously capped under the exchange rights. This would be reported as a separate component of shareholders' equity as required under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 130, Pennzoil would reflect the increase in the unrealized gain as a component of other comprehensive income.

(6) Union Pacific Resources' Unsolicited Tender Offer -

    As of the date hereof, Union Pacific Resources Group Inc. ("UPR") has a pending tender offer (the "Offer") to purchase all outstanding shares of Pennzoil common stock at a price of $84.00 per share in cash.
    The Offer, which is subject to numerous conditions and uncertainties, including eliminating the effects of Pennzoil's shareholder rights plan as applied to the Offer, will expire on November 24, 1997, unless extended.
    On November 11, 1997, UPR announced that it would terminate the Offer on November 17, 1997 unless, among other things, Pennzoil entered into good faith negotiations with UPR. On November 11, 1997, Pennzoil announced that it had no plans to negotiate with UPR.

(7) Use of Derivatives -

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net income for the quarter and nine months ended September 30, 1997 was $35.2 million, or $.75 per share, and $116.7 million, or $2.48 per share, respectively. This compares with net income of $65.1 million, or $1.40 per share, for the third quarter of 1996 and $105.4 million, or $2.27 per share, for the nine months ended September 30, 1996. Net income for the quarter ended September 30, 1997 included extraordinary charges of $2.6 million, net of tax, or $.05 per share associated with the early retirement of debt. Results for the third quarter of 1996 included a $41.3 million pretax gain on the sale of certain real estate and a $19.1 million tax benefit resulting from the sale of Canadian oil and gas assets. Excluding these items, the increase in earnings for the quarter ended September 30, 1997, compared to the same period in 1996, was primarily due to higher results in the motor oil and refined products segment, higher realized natural gas prices, and higher natural gas and liquids production volumes. The increase in earnings for the nine months ended September 30, 1997, compared to the prior year, was primarily attributable to higher results in the oil and gas and motor oil and refined products segments and lower interest expense.

Oil and Gas

    Operating income from this segment for the quarter and nine months ended September 30, 1997 was $67.7 million and $244.0 million, respectively. This compares with operating income of $60.7 million and $175.5 million, respectively, for the same periods in 1996. The increase in operating income for the quarter ended September 30, 1997, compared to the same period in 1996, was primarily due to increased natural gas and liquids production volumes and higher realized prices for natural gas and liquids partially offset by higher exploration expense which resulted from increased drilling activity in the Gulf of Mexico. The increase in operating income for the nine months ended September 30, 1997, compared to the same period in 1996, was primarily due to higher realized prices for natural gas and liquids, lower other taxes and lower general and administrative expenses partially offset by higher exploration expense.
    Natural gas price realizations averaged $2.09 per thousand cubic feet ("Mcf") and $2.25 per Mcf, respectively, for the quarter and nine months ended September 30, 1997, compared to $1.80 per Mcf and $1.81 per Mcf, respectively, for the same periods in 1996. Liquids price realizations averaged $15.55 per barrel and $16.77 per barrel for the quarter and nine months ended September 30, 1997, compared to $14.85 per barrel, for the same periods in 1996. Natural gas volumes produced for sale were 619.4 million cubic feet ("MMcf") per day and 586.7 MMcf per day, respectively, for the quarter and nine months ended September 30, 1997, compared to 599.6 MMcf per day and 596.0 MMcf per day, respectively, for the same periods in 1996. Liquids production volumes were 59.9 thousand barrels ("Mbbls") per day and 58.8 Mbbls per day, respectively, for the quarter and nine months ended September 30, 1997, compared to
58.4 Mbbls per day and 61.3 Mbbls per day, respectively, for the same periods in 1996.
    In August 1997, Pennzoil filed a petition with the West Virginia Public Service Commission to sell its utility division, along with certain other noncore oil and gas properties in West Virginia, to Gasco Distribution System, Inc. for $8.5 million. Until the West Virginia Public Service Commission application is approved, Pennzoil will continue to operate the properties and natural gas utility.
    Also during August 1997, Pennzoil was the high bidder on 9 out of 17 blocks in the western Gulf of Mexico federal offshore oil and gas lease sale. The blocks are located in water depths ranging from 50 to 3,000 feet. Pennzoil has a 100 percent working interest in eight of the blocks and 50 percent in one block bid jointly with Enterprise Oil Gulf of Mexico, Inc., subject to approval by the Minerals Management Service. Pennzoil's share of the high bids was $4.0 million.
    Internationally, Pennzoil is currently drilling several wells in the Caspian Sea, Australia and Qatar. In the Caspian Sea, the KPS-1 well on the Karabakh block continues drilling at 3,691 meters. Pennzoil has a 30 percent working interest in Karabakh. On October 10, 1997, Pennzoil confirmed that natural gas had been encountered after drilling had reached 3,470 meters. Additional natural gas shows have been encountered after drilling deeper, and drilling continues toward additional prospective horizons. KPS-1 is expected to reach target depth of approximately 3,850 meters in 1997.

    At the nearby Azeri-Chirag-Gunashli ("ACG") joint development area, where Pennzoil has a 4.8 percent carried interest, the first development well to be drilled off of the Chirag-1 platform has been completed after reaching total depth of 2,938 meters. The ACG joint development area is estimated to contain over 4.7 billion barrels of crude oil. First crude oil production began on November 7, 1997, with sales of crude expected to begin in the first quarter of 1998. The international consortium developing this area, known as AIOC, plans to drill one more development well in 1997 and six wells in 1998.
    In  Australia,  the WR-4  exploration  well on  Whicher  Range, where Pennzoil has 44 percent working interest, reached target depth of 4,575 meters on October 24, 1997. Pennzoil is waiting on equipment in order to complete the WR-4 well and is preparing to re-enter the WR-1 well. In Qatar, the PQ-3 exploration well on Block 8 (75% Pennzoil working interest) began drilling on October 17, 1997 with a target depth of 2,800 meters.
    In Canada, Pennzoil announced on October 30, 1997 that it had agreed to sell its interest in a natural gas joint venture in the
Zama/Virgo  region  of  northwest  Alberta,  Canada  to   Phillips.
Phillips  will  pay  $104  million  ($145  million  Canadian)   for
Pennzoil's  50  percent interest in the natural gas joint  venture.
Pennzoil  expects  to  record  a  pretax  gain  on  the   sale   of
approximately $71 million when the anticipated transaction closes in December 1997. As of December 31, 1996, Pennzoil had proved reserves of 88 billion cubic feet equivalent in Canada.

Motor Oil & Refined Products

    Operating income from this segment for the quarter and nine months ended September 30, 1997 was $32.3 million and $71.2 million, respectively. This compares to operating income of $9.5 million and $39.7 million, respectively, for the same periods in 1996.
    Earnings for the quarter and nine months ended September 30, 1997 were up significantly from the same periods last year due primarily to the completion of two major refining projects, as well as higher margins for industrial specialties products. Total domestic lubricating product sales volume were up over 3% in the third quarter of 1997 over the same period in 1996. Pennzoil motor oil continues to be the nation's top selling motor oil with a U.S. market share in excess of 21%. These positive impacts were partially offset by lower base oil margins and higher selling and advertising expenses.
    Excel Paralubes, Pennzoil's lubrication base oil plant partnership with Conoco Inc. ("Conoco"), completed startup and operated at near capacity during the second quarter of 1997. Third quarter production was less than capacity due to an interruption in feedstock supply caused by mechanical problems in a supplier's process units. The problems have been corrected and production is expected to return to normal levels for the fourth quarter of 1997. On July 22, 1997, the partners in Excel Paralubes achieved "financial completion" of the lube base oil facilities under the intercreditor agreement. With financial completion obtained, Pennzoil Company's guarantee to Excel's lenders is no longer required and has been terminated.

    The fuels upgrade project at the Shreveport refinery came on-line in April 1997 and is building production toward design levels. This project increases the utilization of the crude oil capacity as well as upgrades the by-products from the existing processes to
higher  value  fuels  products.   As  a  result,  total  crude  oil
processed at Pennzoil's refineries increased over 1,200 barrels per day for the nine months ended September 30, 1997 over the same period in 1996.
    The additional revenues from these projects were partially offset by lower base oil margins. Base oil prices declined with the extra supply brought to the market from Excel Paralubes and PetroCanada's new base oil facility. Base oil margins with respect to West Texas Intermediate crude oil prices averaged $.46 per gallon for the third quarter of 1997, compared to an average of $.64 per gallon for the same period in 1996.
    On October 1, 1997, Pennzoil signed the final agreement with Conoco to form Penreco, a specialties joint venture. Penreco will combine Pennzoil's white oil, petrolatum and specialty solvents businesses with Conoco's solvents businesses. Pennzoil's PENRECO (R) and MAGIE BROS (R) products are used in cosmetics, pharmaceuticals, plastics, textiles, agricultural products, food processing, inks,
and  aluminum   rolling  oils.  Conoco's   Conosol (R) and  LVT (R)
products are sold primarily into the drilling fluids, mining, and cleaning products markets, and as carrier oils for many consumer products.
    During  the  fourth  quarter of 1997, Pennzoil Products Company
acquired   the  assets  of  two  automotive  aftermarket   chemical
companies. On October 15, 1997, Pennzoil purchased the assets of Total Action Automotive Products ("TAAP"). TAAP manufactures and markets premium quality automotive appearance products, including Classic (R) car waxes and washes. On November 4, 1997, Pennzoil purchased the marketing assets of Snap Automotive Products, Inc. ("Snap"). Snap products include Fix-A-Flat (R), the number one selling tire inflator in the U.S.; Outlaw (R) fuel additives; and Snap (R) fuel additives and chemicals.

Franchise Operations

    The franchise operations segment, which operates through Jiffy Lube International, Inc. ("Jiffy Lube"), recorded operating income of $7.6 million and $18.4 million, respectively, for the quarter and nine months ended September 30, 1997. This compares with operating income of $6.2 million and $16.0 million, respectively, for the same periods in 1996. The increase in operating income for the quarter and nine months ended September 30, 1997 was primarily due to improved company-operated store results and increased royalty income.
    Systemwide  average  ticket   prices   for  the  quarter  ended
September 30, 1997 increased $0.53 to $35.58 and for the nine months ended September 30, 1997 increased $0.59 to $35.74, from comparable periods in 1996. There were 1,476 domestic lube centers (including 561 Jiffy Lube company-operated centers) open as of September 30, 1997.
    In the first nine months of 1997, Jiffy Lube has opened 96 new centers. As of September 30, 1997, there were 142 fast-oil change units open in Sears Centers of which 110 are company-operated. Jiffy Lube is the largest fast oil change provider in the U.S. with over 25 percent of the market.

Other

    Other operating income for the quarter and nine months ended September 30, 1997 was $14.4 million and $26.9 million, respectively, compared with $51.6 million and $77.4 million for the same periods in 1996. The decrease in other operating income for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, was primarily due to the $41.3 million pretax gain on the sale of certain real estate which was included in the third quarter 1996 results.
    Pennzoil's other income includes dividend income of $10.4 million and $30.8 million for the quarter and nine months ended September 30, 1997, respectively, from its investment in common stock of Chevron. Pennzoil beneficially owns approximately 18 million shares of common stock of Chevron.
    Net interest expense for the quarter and nine months ended September 30, 1997 decreased $0.9 million and $17.0 million, respectively, from the same periods in 1996 primarily due to lower borrowings and higher capitalized interest.

Corporate Administrative Expense

    Corporate  administrative  expense  for the  quarter  and  nine months  ended  September  30,  1997 was  $20.2  million  and  $53.2 million, respectively, compared with $13.4 million and $39.5 million for the same periods in 1996. The increase in corporate administrative expense for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, was primarily due to charges incurred in connection with the UPR Offer. Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

    Cash Flow. As of September 30, 1997, Pennzoil had cash and cash equivalents of $29.7 million. During the nine months ended September 30, 1997, cash and cash equivalents decreased $4.7 million. Cash flows from operating activities for the nine months ended September 30,1997 totaled $376.8 million compared to $340.3 million for the same period in 1996.
    Accounts Receivable. In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a receivables sales facility, which provides for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. In September 1997, the facility was amended to extend the expiration date of the facility to September 1998. Accounts receivable sold under this agreement totaled $135.0 million as of September 30, 1997. Pennzoil used the proceeds to reduce outstanding debt. Fees associated with the sale of accounts receivable totaled $1.8 million and $6.0 million for the quarter and nine months ended September 30, 1997, respectively.
    Debt Instruments and Repayments. In April 1997, Pennzoil redeemed $38.5 million principal amount of indebtedness consisting of all of Pennzoil's outstanding 9% debentures due 2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption resulted in an after-tax charge of $1.3 million, or $.03 per share, in the second quarter of 1997. In the third quarter of 1997, the $1.3 million was reclassified as an extraordinary charge.

    Through the nine months ended September 30, 1997, certain owners of Pennzoil's exchangeable debentures requested to exchange their debentures for Chevron common stock, in accordance with the respective supplemental indentures. Pennzoil recorded an after-tax extraordinary charge of $1.3 million associated with the exchanges based on the difference between the face value of the debt and the market value of the Chevron common stock.
    Borrowings under Pennzoil's commercial paper and variable-rate credit arrangements totaled $388.4 million as of September 30, 1997, all of which has been classified as long-term debt.

                                                  (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30                      September 30
                                                                 ----------------------------      ----------------------------
                                                                    1997             1996             1997             1996
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  210,703       $  186,797       $  641,718       $  566,097
   Motor Oil & Refined Products                                     441,493          426,475        1,327,541        1,258,141
   Franchise Operations                                              84,459           78,626          243,256          226,617
   Other                                                             14,543           55,352           23,551           90,640
   Intersegment sales                                               (92,259)         (93,562)        (279,771)        (263,886)
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  658,939       $  653,688       $1,956,295       $1,877,609
                                                                 -----------      -----------      -----------      -----------


OPERATING INCOME
   Oil and Gas                                                   $   67,689       $   60,715       $  243,975       $  175,522
   Motor Oil & Refined Products                                      32,302            9,459           71,153           39,667
   Franchise Operations                                               7,554            6,152           18,366           15,988
   Other                                                             14,420           51,609           26,903           77,411
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                      121,965          127,935          360,397          308,588

Corporate administrative expenses                                    20,245           13,413           53,232           39,495
Interest charges, net                                                42,708           43,585          120,988          137,952
                                                                 -----------      -----------      -----------      -----------
Income before income tax                                             59,012           70,937          186,177          131,141

Income tax provision                                                 21,188            5,812           66,926           25,704
                                                                 -----------      -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM                                     37,824           65,125          119,251          105,437

EXTRAORDINARY ITEM                                                   (2,575)            -              (2,575)            -
                                                                 -----------      -----------      -----------      -----------

NET INCOME                                                       $   35,249       $   65,125       $  116,676       $  105,437
                                                                 ===========      ===========      ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                       2.17             1.76
                                                                                                   ===========      ===========

                                                  (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                        September 30
                                                               ------------------------------      ------------------------------
                                                                   1997              1996              1997              1996
                                                               ------------      ------------      ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                59,938            58,442            58,807            61,274
    Natural gas produced for sale (Mcf per day)                   619,364           599,615           586,709           595,967

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $    15.55        $    14.85        $    16.77        $    14.85
    Natural gas (per Mcf)                                      $     2.09        $     1.80        $     2.25        $     1.81


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           18,807            21,332            19,015            21,043
    Distillates and gas oils                                       24,073            25,984            26,479            26,711
    Lubricating oil and other specialty products                   30,257            24,638            29,200            23,768
    Residual fuel oils                                              1,284             4,221             1,962             4,120
                                                               -----------       -----------       -----------       -----------
          Total sales (barrels per day)                            74,421            76,175            76,656            75,642
                                                               ===========       ===========       ===========       ===========

  Crude oil processed
      (barrels per day)                                            54,320            54,330            54,540            53,302

  Crude oil refining capacity
      (barrels per day)                                            62,700            62,700            62,700            62,700

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  199,002        $  179,980        $  572,566        $  523,394
  Same center sales (in thousands)                             $  183,697        $  178,672        $  524,893        $  519,844
  Centers open (U.S.)                                               1,476             1,332             1,476             1,332






                          PART II. OTHER INFORMATION






Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

       12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1997 and 1996.

       27   Financial Data Schedule

(b)   Reports -

      No reports were filed on Form 8-K during the three months ended September 30, 1997.

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




November 13, 1997