Form 10-K
period 1997-12-31
PENNZOIL CO /DE/
filed 1998-03-06
CIK 77320

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

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997           COMMISSION FILE NO. 1-5591

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $3.1 billion as of January 31, 1998.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, January 31, 1998: Common Stock, par value $0.83 1/3 per share -- 47,574,895.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
================================================================================

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of Pennzoil Company for the year ended December 31, 1997 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (i) under the captions (a) "Oil and Gas," (b) "Motor Oil & Refined Products," and (c) "Franchise Operations" under "Item 1. Business and Item 2. Properties" and (ii) under the captions (a) "Oil and Gas," (b) "Motor Oil & Refined Products," (c) "Franchise Operations," (d) "Disclosures About Market Risk" and (e) "Capital Resources and Liquidity" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 7A. Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, Pennzoil expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; commodity prices for natural gas and crude oil; the effect of weather on natural gas demand and consumption; competition for international drilling rights; the costs of exploration and development of petroleum reserves; exploration risks; political risks impacting exploration and development; competition in the motor oil marketing business; base oil margins and supply and demand in the base oil business; the success and costs of advertising and promotional efforts; mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

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

     As of December 31, 1997, Pennzoil beneficially owned approximately 17.8 million shares of common stock of Chevron Corporation ("Chevron"). At the current dividend rate, Pennzoil receives approximately $43.4 million annually in dividends on its current investment in Chevron stock. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and Note 1 of Notes to Consolidated Financial Statements for additional information.

INDUSTRY SEGMENT FINANCIAL INFORMATION

     The tabular presentation below sets forth certain financial information regarding Pennzoil's industry segments (i.e., oil and gas, motor oil and refined products and franchise operations). Pennzoil's international operations historically have not been material in relation to consolidated revenues, operating income and identifiable assets.

                                              1997         1996         1995
                                           ----------   ----------   ----------
                                                 (EXPRESSED IN THOUSANDS)
                REVENUES
Oil and Gas.............................   $  937,823   $  755,655   $  732,356
Motor Oil & Refined Products............    1,720,181    1,696,207    1,539,351
Franchise Operations....................      328,596      303,700      289,222
Other(1)................................       38,893      103,440       87,133
Intersegment sales(2)...................     (371,189)    (372,156)    (158,076)
                                           ----------   ----------   ----------
                                           $2,654,304   $2,486,846   $2,489,986
                                           ==========   ==========   ==========
        OPERATING INCOME (LOSS)
Oil and Gas.............................   $  395,691   $  239,658   $   91,967
Motor Oil & Refined Products............       95,835       53,327       12,044
Franchise Operations....................       24,492       21,383       13,188
Impairment of long-lived assets(3)......           --           --     (399,830)
Other(1)................................       43,486       87,333       74,024
                                           ----------   ----------   ----------
          Total operating income
            (loss)......................      559,504      401,701     (208,607)
Corporate administrative expense........       91,303       55,155       74,720
Interest expense, net...................      163,806      177,420      194,348
Income tax provision (benefit)..........      124,140       35,228     (172,533)
                                           ----------   ----------   ----------
Income (loss) before extraordinary
  items.................................   $  180,255   $  133,898   $ (305,142)
                                           ==========   ==========   ==========

                                             (Table continued on following page)

                                              1997         1996         1995
                                           ----------   ----------   ----------
                                                 (EXPRESSED IN THOUSANDS)
          IDENTIFIABLE ASSETS
Oil and Gas.............................   $1,837,367   $1,747,031   $1,991,895
Motor Oil & Refined Products............    1,128,099      908,389      871,506
Franchise Operations....................      348,764      339,293      339,968
Other...................................      123,971      148,940      160,979
Corporate...............................      967,746      980,671      943,483
Intersegment eliminations...............          (60)         (70)         (55)
                                           ----------   ----------   ----------
                                           $4,405,887   $4,124,254   $4,307,776
                                           ==========   ==========   ==========
DEPRECIATION, DEPLETION AND AMORTIZATION
                 EXPENSE
Oil and Gas.............................   $  220,525   $  216,857   $  270,792
Motor Oil & Refined Products............       43,038       32,063       30,458
Franchise Operations....................       21,439       19,840       18,086
Other...................................           13          329          695
Corporate...............................        3,833        4,848        5,088
                                           ----------   ----------   ----------
                                           $  288,848   $  273,937   $  325,119
                                           ==========   ==========   ==========
        CAPITAL EXPENDITURES(4)
Oil and Gas.............................   $  406,443   $  311,877   $  297,617
Motor Oil & Refined Products............      121,958      231,677      134,883
Franchise Operations....................       25,836       19,509       40,773
Other...................................           29          135          504
Corporate...............................        5,207        2,425        3,989
                                           ----------   ----------   ----------
                                           $  559,473   $  565,623   $  477,766
                                           ==========   ==========   ==========

---------------

(1) For 1997, this amount primarily represents a $10.0 million pretax charge associated with Pennzoil's sale of PennUnion Energy Services, L.L.C. ("PennUnion"), a natural gas marketing subsidiary, and dividend income from Pennzoil's investment in Chevron common stock. For 1996, this amount primarily represents a $41.7 million pretax gain from Pennzoil's sale of Vermejo Park Ranch and dividend income from Pennzoil's investment in Chevron common stock. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other" and Note 10 of Notes to Consolidated Financial Statements for additional information. For 1995, this amount primarily represents dividend income from Pennzoil's investment in Chevron common stock and a state franchise tax refund.

(2) Substantially all intersegment sales, which are priced at market, are from the oil and gas segment to the motor oil and refined products segment.

(3) Effective July 1, 1995, Pennzoil adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, Pennzoil recorded a pretax charge of $399.8 million as of July 1, 1995 to reflect the impairment of long-lived assets. Included in the pretax charge of $399.8 million for the impairment of long-lived assets were charges related to the oil and gas, motor oil and refined products, franchise operations and corporate segments of $378.9 million, $3.5 million, $3.5 million and $13.9 million, respectively. Charges for the impairment of long-lived assets resulting from the adoption of SFAS No. 121 have not been included in depreciation, depletion and amortization expense ("DD&A") in the table above. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 1 of Notes to Consolidated Financial Statements for additional information.

(4) Includes interest capitalized of $13.1 million, $10.7 million and $4.2 million in 1997, 1996 and 1995, respectively.

     Narrative descriptions of these business segments follow, with emphasis on 1997 developments. Unless otherwise indicated by the context, references to Pennzoil include its subsidiaries.

OIL AND GAS

     In the oil and gas segment, Pennzoil engages in the acquisition, exploration, exploitation and development of prospective and proved oil and gas properties, the production and sale of crude oil, condensate and natural gas liquids and the production, treatment and sale of natural gas. The bulk of Pennzoil's production is derived from established fields in Texas, Louisiana, Mississippi, West Virginia, Utah and federal waters offshore Louisiana, Texas and California.

     OIL AND GAS RESERVES. The following table sets forth information regarding Pennzoil's net proved reserves and the present value (discounted at 10 percent) of the estimated future net cash flows before deduction of income taxes from the production and sale of those reserves. The reserves are reported by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") and Outtrim Szabo Associates Ltd., Calgary, Canada ("Outtrim Szabo") in accordance with criteria prescribed by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." The summary report of Ryder Scott on the reserve estimates as of December 31, 1997, is set forth as an exhibit to this Annual Report on Form 10-K and includes reserve estimates of each of PEPCO, Pennzoil Caspian Corporation ("Pennzoil Caspian"), Pennzoil Venezuela Inc., PPC and Pennzoil. The summary reports of Ryder Scott on the reserve estimates as of December 31, 1996 and the summary reports of Ryder Scott and Outtrim Szabo on the reserve estimates as of December 31, 1995 are included in Pennzoil's previously filed Annual Reports on Form 10-K.

     Information regarding ownership interests, prices, costs and other factual data was furnished to Ryder Scott and Outtrim Szabo by Pennzoil. To facilitate timely issuance of the reserve estimates, estimated production data were used for the last few months of each year. Pennzoil believes that use of the actual production data would not have resulted in a material change in the estimates of reserves or pretax future net cash flows.
                                             -----------------------------------

                                                                    TOTAL PROVED RESERVES
                                                                  --------------------------
                                                                         DECEMBER 31
                                                                  --------------------------
                                                                    1997      1996      1995
                                                                  ------    ------    ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States.........................................          152       165       175
     International(1)(2)...................................           75        22        26
                                                                  ------    ------    ------
                                                                     227       187       201
                                                                  ======    ======    ======
Natural gas (billion cubic feet ("Bcf"))
     United States(3)......................................        1,054     1,187     1,255
     International(1)(2)...................................            5        90       214
                                                                  ------    ------    ------
                                                                   1,059     1,277     1,469
                                                                  ======    ======    ======
Present value (10 percent discount rate) of estimated
  future net cash flows before deduction of income taxes
  (in millions)(4)(5)
     United States.........................................       $1,791    $3,697    $2,587
     International.........................................          262       270       178
                                                                  ------    ------    ------
                                                                  $2,053    $3,967    $2,765
                                                                  ======    ======    ======
                                                                  ------------------------------

                                             (Table continued on following page)

                                                              PROVED DEVELOPED RESERVES
                                                              --------------------------
                                                                     DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
  United States.............................................     128       141       151
  International(1) (2)......................................      14         1        11
                                                              ------    ------    ------
                                                                 142       142       162
                                                              ======    ======    ======
Natural gas (Bcf)
  United States(3)..........................................     964     1,070     1,132
  International(1) (2)......................................       4        90       202
                                                              ------    ------    ------
                                                                 968     1,160     1,334
                                                              ======    ======    ======
Present value (10 percent discount rate) of estimated future net cash flows before deduction of income taxes (in
  millions)(4)
  United States.............................................  $1,685    $3,329    $2,318
  International.............................................       7        58       138
                                                              ------    ------    ------
                                                              $1,692    $3,387    $2,456
                                                              ======    ======    ======

---------------

 (1) Included in 1997 reserves are 21 million barrels of crude oil, condensate, and natural gas liquids (14 million barrels of which are proved developed reserves) and 4 Bcf of proved developed natural gas reserves attributable to three operating service agreements in Venezuela between Petroleos de Venezuela, S.A. ("PDVSA") and Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil. Under these agreements, all mineral rights are owned by the government of Venezuela. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

 (2) In July 1996, Pennzoil sold its non-strategic Canadian oil and gas assets to Gulf Canada Resources Limited ("Gulf Canada"). In December 1997, Pennzoil sold the remainder of its Canadian oil and gas assets to Phillips Petroleum Company ("Phillips"). Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Oil and Gas" and Note 10 of Notes to Consolidated Financial Statements for additional information.

 (3) United States natural gas reserves for 1997, 1996 and 1995 exclude 178 Bcf, 182 Bcf and 156 Bcf, respectively, of carbon dioxide gas for sale or use in Pennzoil's operations.

 (4) Reference is made to "Supplemental Financial and Statistical
     Information -- Unaudited -- Oil and Gas Information" on pages F-33 through F-39 hereof for additional information regarding Pennzoil's proved reserves and estimated future net revenues therefrom, including presentation of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves calculated in accordance with SFAS No. 69.

 (5) Increases (decreases) in the present value of future net cash flows attributable to net changes in prices, net of production costs, were ($1,707.0) million, $1,152.0 million, and $740.0 million for 1997, 1996 and
     1995, respectively. Reference is made to "Supplemental Financial and Statistical Information -- Unaudited -- Oil and Gas Information" on page F-39 for the presentation of "Changes in the Standardized Measure."

     No significant change in Pennzoil's proved reserves as set forth above has occurred as a result of any major discovery or other event since December 31, 1997.

     No estimates of Pennzoil's total proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission ("SEC") since January 1, 1997.

     OIL AND GAS PROPERTIES. The following table shows Pennzoil's developed and undeveloped oil and gas acreage as of December 31, 1997.

                                                 DEVELOPED             UNDEVELOPED
                                                 ACREAGE(1)             ACREAGE(2)
                                              ----------------      ------------------
                                              GROSS       NET       GROSS        NET
                                              -----      -----      ------      ------
                                                      (EXPRESSED IN THOUSANDS)
United States
  Alabama...................................      7          4          --          --
  Arkansas..................................     24          4           2          --
  Colorado..................................     --         --          35          35
  Kansas....................................     43         40           1          --
  Louisiana.................................    234        183          28          24
  Mississippi...............................     25         19          11           7
  Montana...................................     --         --         350         168
  New Mexico................................     14          9         694         691
  New York..................................     16         14           5           4
  Ohio......................................      6          6           1           1
  Pennsylvania..............................    179        149         145         124
  Texas.....................................    486        357          66          32
  Utah......................................    118         56          21          11
  West Virginia.............................    364        330          85          61
  United States Waters
     Offshore Alaska........................      7          1           3          --
     Offshore California....................      4          1          11           3
     Offshore Louisiana.....................    260        179         215         178
     Offshore Texas.........................     64         28         179         122
                                              -----      -----      ------      ------
Total United States.........................  1,851      1,380       1,852       1,461
International(3)
  Australia.................................     --         --         772         288
  Azerbaijan................................     --         --         212          39
  Egypt.....................................     --         --       9,111       8,928
  Qatar.....................................     --         --         675         506
  Venezuela.................................     23         13       1,434       1,004
                                              -----      -----      ------      ------
Total International.........................     23         13      12,204      10,765
                                              -----      -----      ------      ------
Total.......................................  1,874      1,393      14,056      12,226
                                              =====      =====      ======      ======

---------------

(1) Developed acreage represents the spacing units or other acreage assignable to productive wells.
(2) Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.
(3) Acreage in international areas is operated under production sharing arrangements, service contracts or other contractual arrangements not involving lease or fee ownership.

     The following table shows the approximate number of Pennzoil's productive oil and gas wells as of December 31 for the years shown. Productive wells consist of producing wells and wells capable of production in commercial quantities.

                                           GROSS WELLS(1)             NET WELLS(1)
                                       ----------------------     ---------------------
                                       1997    1996     1995      1997    1996    1995
                                       -----   -----   ------     -----   -----   -----
Oil
  United States......................  6,532   6,637    6,892     3,617   3,725   3,977
  International......................     12       5      619         8       5     411
Natural gas
  United States......................  1,848   1,814    1,674     1,244   1,234   1,067
  International......................     --      46      369        --      42     239
                                       -----   -----   ------     -----   -----   -----
                                       8,392   8,502    9,554     4,869   5,006   5,694
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

     PRODUCTION AND SALES. The following table summarizes the average daily production of Pennzoil, net of all royalties, overriding royalties and other outstanding interests for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis. The majority of production in the following table categorized as "International" is production in Canada.

                                                                1997        1996        1995
                                                              --------    --------    --------
Crude oil, condensate and natural gas liquids (barrels per
  day)
  United States.............................................   55,830      56,391      60,069
  International.............................................      964       3,213       7,074
                                                              -------     -------     -------
                                                               56,794      59,604      67,143
                                                              =======     =======     =======

Natural gas (thousand cubic feet ("Mcf") per day)
  United States.............................................  568,768     552,408     607,163
  International.............................................   20,724      36,803      55,148
                                                              -------     -------     -------
                                                              589,492     589,211     662,311
                                                              =======     =======     =======

     The following table shows the weighted average sales prices received by Pennzoil for its production and the average production (lifting) costs per unit of production.

                                                               YEAR ENDED DECEMBER 31, 1997
                                                              -------------------------------
                                                              UNITED
                                                              STATES   INTERNATIONAL   TOTAL
                                                              ------   -------------   ------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................  $16.72      $13.48       $16.66
Natural gas (per Mcf).......................................  $ 2.43      $ 1.39       $ 2.40
Production (lifting) costs per equivalent barrel(1)(2)......  $ 3.40      $ 6.24       $ 3.48

                                                               YEAR ENDED DECEMBER 31, 1996
                                                              -------------------------------
                                                              UNITED
                                                              STATES   INTERNATIONAL   TOTAL
                                                              ------   -------------   ------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................  $14.78      $18.70       $14.99
Natural gas (per Mcf).......................................  $ 1.92      $ 1.14       $ 1.87
Production (lifting) costs per equivalent barrel(1)(2)......  $ 3.31      $ 3.78       $ 3.34

                                             (Table continued on following page)

                                                               YEAR ENDED DECEMBER 31, 1995
                                                              -------------------------------
                                                              UNITED
                                                              STATES   INTERNATIONAL   TOTAL
                                                              ------   -------------   ------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................  $14.15      $15.64       $14.31
Natural gas (per Mcf).......................................  $ 1.51      $  .92       $ 1.46
Production (lifting) costs per equivalent barrel(1)(2)......  $ 3.40      $ 3.32       $ 3.39

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

     Pennzoil sells its crude oil and condensate production generally based on posted field prices less any applicable transportation charges. Pennzoil sells its natural gas liquids production at negotiated prices. Pennzoil sells most of its U.S. natural gas production at market prices to Columbia Energy Services Corp. ("Columbia") under a contract that terminates on June 30, 2001. Pennzoil's natural gas marketing efforts are primarily constrained by regulatory limitations described generally below under the caption "Government Regulation."

     Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risk associated with fluctuations in crude oil and natural gas prices. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosures about Market Risk" and "-- Capital Resources and Liquidity" for additional information.

     DRILLING ACTIVITY. The following table shows Pennzoil's net productive and dry exploratory and development wells completed for the periods shown. Completion occurs upon the installation of permanent equipment for the production of oil or gas, or, in the case of dry holes, upon reporting abandonment to the appropriate regulatory agency.

                                                             NET EXPLORATORY                    NET DEVELOPMENT
                                                                  WELLS                              WELLS
                                                      ------------------------------     ------------------------------
                                                        1997       1996       1995         1997       1996       1995
                                                      --------   --------   --------     --------   --------   --------
Oil Wells(1)
  United States.....................................     --          --        6.5         32.8       22.6       45.1
  International.....................................    0.1          --        8.3           --        1.0        1.5
Gas Wells(1)
  United States.....................................    2.1         2.8        7.4         43.6       44.3       48.6
  International.....................................     --         1.0       11.7           --        3.0       21.1
Dry Holes(2)
  United States.....................................    1.7         2.7        1.5          2.6        3.8         --
  International.....................................    2.3         5.5        6.0           --         --        2.1
                                                        ---        ----       ----         ----       ----      -----
                                                        6.2        12.0       41.4         79.0       74.7      118.4
                                                        ===        ====       ====         ====       ====      =====

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

     As of December 31, 1997, Pennzoil was participating in the drilling or awaiting completion of 12 gross (10.6 net) wells onshore and 10 gross (4.5 net) wells offshore the United States.

     OIL AND GAS SEGMENT RESTRUCTURING. During 1997, the oil and gas segment was restructured around three key geographic divisions: domestic offshore, domestic onshore and international. These three divisions are supported by the centralized organizations of technology, planning and acquisitions, administration, negotia-tions and land. In addition, several recognized industry executives with proven records of success joined the company in 1997. The principal purpose of the reorganization is to increase accountability and to focus the oil and gas segment on increasing both production and reserves. The cost of the restructuring was included in 1997 operating expenses and was not material.

     VOLUMES AND PRODUCTION COSTS. Natural gas production for 1997 averaged 589 million cubic feet ("MMcf") per day, which was slightly higher than the prior year. Liquids production for 1997 averaged 57 thousand barrels ("Mbbls") per day, approximately 3 Mbbls per day lower than 1996. Year-over-year production comparisons were negatively impacted by the sale of noncore producing properties in the Gulf of Mexico and Canada in 1996. After adjusting for 1996 property sales, year-over-year production increased approximately 3 percent from 1996 to 1997.

     The Sea Robin pipeline connected to Pennzoil's West Cameron 580 block was damaged in late January 1998 when a third party offshore vessel dragged its anchor across a 16-inch gathering line. The damage caused Pennzoil to shut in production on the block. The pipeline repairs were completed in mid-February. The shut-in reduced daily production volumes by approximately 22,000 barrels of oil equivalent ("BOE"), net to Pennzoil, for the 25 day period the pipeline was shut in.

     Total production costs and expenses per BOE, excluding exploration expense and DD&A, were $4.49 in 1997, $4.41 in 1996 and $5.09 in 1995.

     DOMESTIC -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES. During 1997, in the Gulf of Mexico, a discovery on South Marsh Island 23, where Pennzoil has a 100 percent working interest, added net natural gas production of 6 MMcf per day. In addition, at West Cameron 537, where Pennzoil has a 95 percent working interest, another new discovery is producing a net 10 MMcf per day. Other significant discoveries were made at East Cameron 334, where Pennzoil has a 28 percent working interest, and at South Marsh Island 48, where Pennzoil has a 100 percent working interest. Net natural gas production from these two discoveries exceeds 20 MMcf per day. As part of the ongoing drilling program, at least three additional development wells and one additional exploration well will be drilled at South Marsh Island 48. At West Cameron 575, where Pennzoil has a 76 percent working interest, and Ship Shoal 150, where Pennzoil has a 100 percent working interest, platforms will be installed in 1998 with production of 4,000 BOE per day expected to begin in the fourth quarter of 1998.

     Development of the deepwater Enchilada discovery operated by Shell Oil at Garden Banks 127/128 is proceeding. Pennzoil has a 20 percent interest in this field. First production is anticipated in the second quarter of 1998, and gross production should reach an estimated 12 Mbbls per day by the end of 1998.

     In September 1996, Pennzoil and a subsidiary of Enterprise Oil plc ("Enterprise") agreed to form a strategic alliance to pursue certain exploration opportunities on 102 leases in Pennzoil's Gulf of Mexico portfolio where Pennzoil's working interest is 50 percent or more. Generally, Enterprise will earn an interest equal to half of Pennzoil's working interest in a lease by contributing funds toward the costs of drilling a jointly agreed upon exploration well on the lease. On 59 of the 102 leases within the portfolio, where Pennzoil's average working interest is 92 percent ("Category I"), Enterprise has agreed to spend $100.0 million through 1998 to fund 100 percent of such drilling costs. On the remaining 43 leases, where Pennzoil's average working interest is 80 percent ("Category II"), Enterprise has the option, through 1999, to earn an interest equal to half of Pennzoil's working interest in a Category II individual exploration well by funding 67 percent of the drilling costs. These periods may be extended by one year and two years, respectively, if Enterprise elects to increase from $100.0 million to $150.0 million its commitment to fund 100 percent of Category I exploration drilling costs. If Enterprise does elect to increase its commitment to funding exploration drilling on Category I leases to $150.0 million, it will earn one-half of Pennzoil's working interest in all the Category I leases, in addition to the individual exploration leases drilled by the alliance.

     In December 1997, Pennzoil and Enterprise spudded a Category I exploration well at West Cameron 581. The well, located 3 miles west of Pennzoil's recent discovery at West Cameron 580, will be drilled to a target depth of 17,000 feet. West Cameron 580 has produced over 6.5 million BOE, net to Pennzoil, since March of 1997, and has reached a gross daily production rate of 42,000 BOE from two wells.

     Pennzoil plans to drill nine additional exploration wells in the Gulf of Mexico in 1998. Enterprise is expected to join the company as a 50 percent working interest owner in several of these wells.

     At Eugene Island 330, Pennzoil plans to drill five new wells or sidetracks and four recompletions in 1998. Pennzoil is the operator of this field with a 23 percent working interest.

     Pennzoil acquired 22 Gulf of Mexico blocks in federal offshore lease sales during 1997, located in water depths ranging from 50 to 3,000 feet. Pennzoil has a 100 percent interest in 11 of the blocks and a 50 percent interest in the other 11 blocks bid jointly with Enterprise. Pennzoil's federal offshore lease bonus payments totaled $7.0 million in 1997.

     During 1997, Pennzoil continued its onshore initiatives in northeast Texas, West Texas and Mississippi. The company drilled 88 onshore wells and performed 300 workover and recompletion operations during 1997.

     In the Carthage-Bethany area of northeast Texas, Pennzoil drilled 35 development wells in 1997 and another 33 development wells are scheduled for 1998. In the West Texas (Permian) and Mid-Continent areas, Pennzoil completed 36 wells. At Tinsley Field in Mississippi, Pennzoil successfully completed a four-well development program in the emerging Hosston play. These four wells should add approximately 1 Mbbls per day of production beginning in early 1998.

     Strategic workover programs were conducted in a number of areas. In East Texas, a program consisting of 15 Travis Peak workover wells in the Carthage Field developed a sustained gross production rate of 9 MMcf per day of natural gas. The success of this program will lead to future workover and drilling projects in the area. Waterflood, infill and new field management programs consisting of both drilling and workovers are underway in the Permian Basin in West Texas. These programs will be expanded over the next two years to fully develop the upside potential of these fields.

     South Texas is a renewed area of strategic focus for the onshore division, where a significant increase in drilling is planned for 1998. Pennzoil is securing 3-D seismic coverage across all of its major acreage positions and is expanding its exploration capabilities to pursue other opportunities in the area. Pennzoil currently holds approximately 170,000 acres in South Texas.

     DOMESTIC -- ASSET HIGHGRADING PROGRAM. During 1996, Pennzoil completed its assessment of its domestic oil and gas properties and its related asset highgrading program which commenced in 1992. This assessment resulted in (i) the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas and (ii) the disposition of substantially all properties and fields categorized as noncore assets.

     From the beginning of 1992 through 1996, Pennzoil disposed of approximately 620 domestic producing oil and gas fields. The noncore assets disposed of over the five-year period would have represented approximately 10 percent of the reported value of Pennzoil's current proven oil and gas reserves and did not factor into Pennzoil's future reserve development plans. Pennzoil currently has approximately 100 core oil and gas properties in the United States. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     INTERNATIONAL -- CANADIAN PROPERTY SALES. In July 1996, Pennzoil completed two related transactions with Gulf Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama/Virgo region of northwest Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, Pennzoil received net proceeds of $196.3 million from the sale. Pennzoil recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information.

     In December 1997, Pennzoil sold its 50 percent interest in the Zama/Virgo joint venture to Phillips for net proceeds of $101.9 million and recorded an after-tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in Pennzoil's consolidated results of operations for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties during 1997.

     INTERNATIONAL -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES. In October 1996, Pennzoil was awarded the drilling rights to the North July block offshore Egypt in the Gulf of Suez. Pennzoil has a 100 percent working interest in this block, which is bordered by a large oil field (July/North July). The agreement for North July was signed during June 1997.

     In January 1997, Pennzoil was awarded the drilling rights to Block E, the West Beni Suef exploration block, in Egypt's western desert. The agreement for West Beni Suef was signed during June 1997. Pennzoil has a 100 percent working interest and has committed to spend $7.0 million to acquire 2-D seismic on the block and drill three exploration wells within three years of parliamentary approval. West Beni Suef is located approximately 100 miles southwest of Cairo and covers 8.7 million acres.

     Including the award of Block E, Pennzoil now has five exploration blocks in Egypt covering a total of 9.2 million acres. Four blocks are located in the Gulf of Suez. In the Southeast Gulf of Suez Block, where Pennzoil has a 50 percent interest, Repsol Exploracion Egypto S.A. ("Repsol"), as operator, drilled an exploratory well during 1997 which was found to be non-commercial. Pennzoil plans to drill a total of four exploratory wells in Egypt in 1998. Pennzoil, as operator, will drill two wells in the Southwest Gebel el Zeit concession (87.5 percent Pennzoil) and one well in the North July Field (100 percent Pennzoil). Pennzoil's partner, IEOC, a subsidiary of Agip of Italy ("Agip"), will also drill one well in the West Feiran Field (50 percent Pennzoil). All four wells are offshore in the Gulf of Suez.

     In 1997, Pennzoil acquired two production permits, B2X-68/79 and B2X-70/80, in Lake Maracaibo, Venezuela. Pennzoil will take over operation of the B2X-68/79 block (60 percent Pennzoil) in early 1998. The company is also working closely with PanCanadian Petroleum Limited ("PanCanadian"), which will take over operation of the B2X-70/80 block (50 percent Pennzoil) early in the year. In late 1997, Pennzoil submitted a development plan for its B2X-68/79 contract to PDVSA, the state oil company of Venezuela. The Company is also assisting PanCanadian in preparing a development plan for the B2X-70/80 contract area for submittal in the first quarter of 1998. Pennzoil should realize first production from the B2X contract areas in the first half of 1998. These two blocks have remaining gross reserves of between 100 and 200 MMbbls.

     In July 1996, Pennzoil completed the sale of approximately half of its 9.82 percent interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to affiliates of Exxon Corporation ("Exxon"), affiliates of ITOCHU Oil Exploration Co., Ltd. ("ITOCHU") and affiliates of Unocal Corporation ("Unocal"). The three companies will pay approximately $130.0 million to Pennzoil for a 5 percent working interest in the ACG unit (3.00 percent to Exxon, 1.47 percent to ITOCHU and 0.53 percent to Unocal) and the right to receive approximately 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Net cash payments to Pennzoil are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83.0 million received at closing and another $5.0 million received in August 1996. A subsequent installment of $22.0 million was received in January 1998 and a final payment of $20.0 million is due when the unit reaches production of 200 Mbbls per day. Pennzoil has retained a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit ("payout"). In addition, Pennzoil received a net cash payment of approximately $16.0 million in August 1996 for reimbursement of Pennzoil's costs in the ACG unit incurred from January 1996 through July 1996. Through 1997, no gains have been recorded related to any of the above proceeds; instead, such receipts were applied to reduce Pennzoil's net investment in the ACG unit and the gas utilization project. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     In September 1995, the consortium of foreign oil companies developing the ACG unit elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route will require replacing 150 miles of pipeline in Azerbaijan and an additional 73 miles of pipeline to interconnect existing lines. The northern route became operational in October 1997 with shipments of oil from the State Oil Company of the Azerbaijan Republic ("SOCAR"). The western route is expected to be completed in January 1999. Pennzoil has recorded 54 MMbbls of proved crude oil reserves relating to early oil from this project.

     First oil production started in November 1997 from the ACG joint development area. The consortium plans to drill six wells in 1998. Year-end production at ACG was 15 Mbbls per day. Total consortium project production by the end of 1998 is expected to increase to an estimated 50 Mbbls per day. The consortium expects daily production to reach 200 Mbbls per day by 2002. Peak consortium project production of 800 Mbbls per day is expected to be reached by 2006. Based upon current projections of spending and production, Pennzoil expects to achieve payout prior to the consortium project reaching peak production.

     In November 1995, Pennzoil announced that its Pennzoil Caspian Development Corporation ("PCDC") subsidiary had entered into a definitive exploration, development and production sharing contract with SOCAR covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30 percent) are units of LUKoil of Russia (7.5 percent), Agip (5 percent) and LUKAgip, a subsidiary of LUKoil and Agip (50 percent). In addition, a commercial affiliate of SOCAR has a 7.5 percent interest as a contractor party. The exploration, development and production sharing agreement was ratified by the Azerbaijan Parliament in February 1996. The Karabakh prospect is located north of the ACG deepwater unit and outside the Apsheron trend approximately 50 miles offshore in approximately 600 feet of water. The work commitment includes a seismic program and exploratory drilling over a period of three years, which period may be extended an additional one-and-a-half years. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years under certain conditions.

     In 1997, Caspian International Petroleum Company ("CIPCO"), the consortium operating this block, encountered natural gas in its first well drilled. A full assessment of the potential at Karabakh will depend on additional drilling and evaluation. Two additional exploration wells are planned for the first half of 1998.

     In October 1996, Pennzoil signed a farm-in agreement with Amity Oil, N.L. ("Amity") to explore the Whicher Range concession in southwest Australia. In 1997, Pennzoil paid $9.5 million for its portion (88 percent) of the costs for one recompletion and one well in exchange for a 44 percent interest in the property. Amity is the operator during the exploration phase, and Pennzoil will become operator for the development phase. In 1997, Pennzoil completed the WR-1 and WR-4 wells on the Whicher Range concession (44 percent Pennzoil). In 1998, Pennzoil will perform extended production tests on both wells. These tests will determine if commercial quantities of natural gas can be produced at Whicher Range. Pennzoil has also reached an agreement with Amity for an option to explore an area adjacent to Whicher Range on Exploration Permit 381. An exploration well may be drilled in 1998, depending on the production test results at Whicher Range.

     In 1997, Pennzoil sold a 25 percent working interest in Block 8 offshore Qatar to Novus Petroleum Limited ("Novus"), of Sydney, Australia. Pennzoil now has a 75 percent working interest in Block 8. As part of its buy-in, Novus agreed to pay Pennzoil $9.7 million, which is expected to equal Pennzoil's share of the dry-hole expenses for three wells drilled on Block 8. Two non-commercial wells were subsequently drilled in 1997. The PQ-4 well, which reached total depth in early 1998, was tested and also found to be non-commercial.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

     CAPITAL BUDGET. Pennzoil's capital budget, including interest capitalized, for domestic and international oil and gas exploration and development during 1998 is currently estimated to be $447.3 million, compared to $406.4 million of capital expenditures in 1997. The company's drilling program for 1998 includes 158 exploration and development wells worldwide, as well as substantial domestic recompletion and workover activities.

     The domestic oil and gas capital budget is approximately $360.0 million and includes 149 exploration and development wells. In the Gulf of Mexico, Pennzoil plans to drill 10 exploration wells and 43 exploitation wells. Onshore, primarily in South Texas, Carthage Field, the Permian Basin and SACROC in West Texas, the company plans to drill 12 exploration wells and 84 exploitation wells.

     Internationally, the company plans to drill nine exploration wells during 1998 in Australia, Azerbaijan, Egypt and Venezuela. International oil and gas expenditures are expected to total approximately $87.4 million. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

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

     MANUFACTURING. PPC owns and operates two lube oil and specialty refineries, one located near Oil City, Pennsylvania ("Rouseville") and the other, located in Shreveport, Louisiana. The paraffinic lube base stocks produced by these refineries are used in the blending of motor oil and other lubricants by PPC's marketing division and for sale to industrial customers. The lube oil and specialty refineries also produce waxes, petrolatums, special cut kerosenes, transformer oils, process oils and other naphthenic base oils for use in producing industrial specialty products or for sale to industrial customers. Jet fuel is also supplied by the Shreveport refinery to several commercial airlines.

     In December 1996, commercial production commenced at the new state-of-the-art lube oil hydrocracker facility of Excel Paralubes ("Excel"), a 50-50 partnership between PPC and Conoco, Inc. ("Conoco") located at Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing approximately 18 Mbbls per day of high-quality base oils, the base ingredient in finished lubricants. Conoco is acting as operator of the plant with support positions staffed by both companies. The facility produces high-quality base oils and has made PPC self-sufficient in high-quality lube base stocks.

     The following table sets forth information with respect to raw material supplied and processed, refining capacity and utilization of PPC's refineries during the years indicated.

                                                                 1997          1996          1995
                                                               ---------     ---------     ---------
                                                               (BARRELS PER DAY EXCEPT PERCENTAGES)
Raw Material
  Supplied
     Pennzoil's domestic crude oil and condensate
       production...........................................     45,160        42,246        21,695
     Raw materials purchased from others (including 50% of
       Excel)...............................................     20,353         9,015        28,381
     Net decrease (increase) in inventory...................        195         1,825        (2,110)
                                                                -------       -------       -------
                                                                 65,708        53,086        47,966
                                                                =======       =======       =======
  Processed(1)
     Oil City, Pennsylvania.................................     12,081        14,206        10,968
     Shreveport, Louisiana..................................     42,969        38,880        36,998
     Lake Charles, Louisiana (Pennzoil's 50% ownership in
       Excel)...............................................     10,658            --            --
                                                                -------       -------       -------
                                                                 65,708        53,086        47,966
                                                                =======       =======       =======
Refining capacity (at year end)
  Oil City, Pennsylvania....................................     16,500        16,500        16,500
  Shreveport, Louisiana(2)..................................     50,500        46,200        46,200
  Lake Charles, Louisiana (Pennzoil's 50% ownership in
     Excel).................................................     13,300            --            --
                                                                -------       -------       -------
                                                                 80,300        62,700        62,700
                                                                =======       =======       =======
Refinery utilization(1).....................................       83.0%         84.7%         76.5%
                                                                =======       =======       =======

---------------

(1) Processed volumes and refinery utilization are lower in 1995 primarily due to the Rouseville refinery fire which occurred in the fourth quarter and to an extended maintenance turnaround at PPC's Shreveport refinery which also occurred in the fourth quarter of 1995.

(2) New capacity related to the residual catalytic cracking unit at the Shreveport refinery which came online in April 1997.

     PPC purchases from others the requirements of its marketing operations not produced in its own refineries.

     Prior to October 1997, PPC owned and operated two specialty product plants located in Karns City, Pennsylvania and Dickinson, Texas. These plants manufactured petrolatums, white oils, ink solvents, sulfonates, waxes and other specialty petroleum products using feedstocks from PPC's refineries. These products were marketed by PPC's PENRECO(R) and MAGIE BROS(R) divisions directly to manufacturers and end-users.

     In October 1997, PPC and Conoco formed a partnership called PENRECO(R). PPC contributed its operations related to petrolatums, white oils, ink solvents, sulfonates, waxes and other specialty products, including its two specialty products plants located in Karns City, Pennsylvania and Dickinson, Texas. Conoco contributed its solvents business, which sells products primarily into the drilling fluids, mining, and cleaning products markets, and as carrier oils for many consumer products. By combining the two companies' complementary manufacturing, technical and marketing capabilities, PENRECO(R) will be able to grow rapidly and remain a leader in the global industrial specialties markets.

     In April 1997, construction was completed on the residual catalytic cracking unit at PPC's Shreveport refinery. This unit substantially lowers the effective cost of base oils produced at the facility by converting low value byproducts into higher value fuels.

     In April 1995, PPC and the Polymers Division of Petrolite Corporation ("Petrolite") formed a 50-50 partnership called BARECO(R) Products to market a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil transports partially refined feedstock from Utah to its Rouseville refinery, which produces paraffinic and microcrystalline waxes and related products. These wax products, along with certain waxes from Petrolite, existing wax products from PPC's Shreveport refinery and waxes purchased from other suppliers, are marketed through the partnership.

Pennzoil has invested approximately $28.0 million in its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture. Production from these facilities began in September 1996.

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

     MARKETING. PENNZOIL(R) motor oil and lubricants are produced in five domestic company-owned and operated blending and packaging plants (Portland, Oregon; Shreveport, Louisiana; Rouseville, Pennsylvania; Vernon, California; and St. Louis, Missouri). In addition, three industrial packaging plants (Mundy's Corner, Pennsylvania; Marion, Illinois; and Alameda, California) produce lubricants for the commercial and industrial markets and an aerosol filling plant (Winter Haven, Florida) produces chemicals.

     PENNZOIL(R) products are sold in all 50 states through 162 independent distributors and 53 company-owned distribution facilities. Additionally, PENNZOIL(R) brand gasoline is marketed through approximately 450 retail outlets located in Pennsylvania, Ohio, New York, Virginia, West Virginia, Tennessee, Kentucky and Louisiana. Kerosenes, diesel oils, fuel oils and other distillates are marketed at both the retail and wholesale levels through distributors.

     PPC competes with a number of other companies in the sale of motor oil and refined products. Competition is based on price, service and quality, with quality being of particular importance in the case of motor oils and other petroleum specialty products.

     PPC is one of America's leading marketers of fuel injector and carburetor cleaners and other car care products under the GUMOUT(R) name. These products are sold primarily to the consumer through retail channels, but GUMOUT(R) has an increasing presence in the installed market (fast lubes, service stations, auto dealers, etc.). WOLF'S HEAD(R) lubricants are also marketed as a secondary value-priced line throughout the U.S., alongside the PENNZOIL(R) lubricants brand. In addition, PPC is a master distributor for GOJO(R) hand cleaner products, PRESTONE(R) antifreeze and a distributor for FRIGC(R) FR-12TM refrigerant.

     In September 1995, PPC acquired the assets of the Viscosity Oil division ("Viscosity Oil") of Case Corporation ("Case") for $33.6 million. Viscosity Oil is a leading supplier of premium-quality lubricants to the North American off-road industry, and it supplies lubricants to substantially all the Case dealer network, with locations in all 50 states and Canada.

     In October 1997, PPC acquired the assets of Total Action Automotive Products ("TAAP"). TAAP manufactures and markets premium-quality automotive appearance products, including CLASSIC(R) car waxes and washes.

     In November 1997, PPC acquired the marketing and distribution assets of Snap Automotive Products, Inc. ("Snap"). Snap products include FIX-A-FLAT(R), the number one selling tire inflator in the U.S.; OUTLAW(R) fuel additives; and SNAP(R) fuel additives and chemicals.

     PENNZOIL(R) motor oil and lubricants are marketed in 64 countries through 45 distributors, 4 licensees, 6 joint ventures and 9 majority owned business entities.

     PPC considers the trademarks used in its motor oil and refined products operations to have significant marketing value, primarily in identifying Pennzoil and its products.

     The following table sets forth information with respect to quantities sold externally by PPC's marketing and manufacturing operations during the years indicated.

                                             1997          1996          1995
                                           --------      --------      --------
                                                    (BARRELS PER DAY)
Gasoline and naphtha....................    19,192        21,551        20,618
Distillates and gas oils................    26,304        26,983        26,434
Lubricating oil and other specialty
  products..............................    30,721        23,812        22,966
Residual fuel oils......................     1,984         3,977         3,381
                                            ------        ------        ------
                                            78,201        76,323        73,399
                                            ======        ======        ======

FRANCHISE OPERATIONS

     Jiffy Lube franchises, owns and operates automotive service centers. JIFFY LUBE(R) service centers offer convenient automotive maintenance services. Jiffy Lube's standard full service includes an oil change and filter replacement, chassis lubrication, checking for proper tire inflation, window washing, interior vacuuming, checking and topping off of transmission, differential, windshield washer, battery and power steering fluid levels and air filter and windshield wiper blade examination. JIFFY LUBE(R) service centers also provide other authorized services and products at an additional cost.

     In March 1995, Jiffy Lube and the Sears Merchandise Group ("Sears") agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. Jiffy Lube had 165 fast-oil change units open at Sears Auto Centers at the end of 1997, of which 133 are company-operated and 32 are franchise-operated.

     At December 31, 1997, 1,516 JIFFY LUBE(R) service centers were open in the United States. Franchisees operated 935 of the service centers and Jiffy Lube owned and operated the remaining 581. The JIFFY LUBE(R) service centers generally are clustered in metropolitan areas throughout the United States.

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

EMPLOYEES

     The following table sets forth the number of Pennzoil employees by segment at December 31 of each of the years indicated:

                                             1997        1996        1995
                                           --------    --------    --------
Oil and Gas.............................       889         863       1,270
Motor Oil & Refined Products............     2,827       3,157       2,770
Franchise Operations....................     6,143       5,669       5,176
Corporate and Other.....................       355         347         542
                                            ------      ------      ------
          Total.........................    10,214      10,036       9,758
                                            ======      ======      ======

     Approximately 6 percent of Pennzoil's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

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

GOVERNMENT REGULATION

     Pennzoil's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas operations and economics are affected by the imposition, modification and removal of price controls, regulation of access to markets, laws on taxation, fuel use restrictions and inducements, federal, state and Indian land leasing policies and constantly changing administrative regulations and interpretations of those regulations.

     REGULATION OF NATURAL GAS MARKETING. Until as late as January 1, 1993, Pennzoil and other natural gas producers were subject to comprehensive natural gas sales price and service regulation by the Federal Energy Regulatory Commission ("FERC"). However, since that date, all sales of natural gas by Pennzoil have been unregulated, subject to the terms and conditions of its private contracts, and made at market prices. The FERC continues to have jurisdiction over and actively regulates interstate and certain intrastate natural gas transportation and storage rates and service conditions, which affect the marketing of natural gas produced by Pennzoil, as well as the revenues received by Pennzoil for sales of such production. Since the mid-1980s, the FERC has issued a series of so called "open access" orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, gathering, storage and other components of wholesale gas marketing services such pipelines previously performed. While the interstate pipelines may continue to sell gas in the competitive marketplace, the FERC regulations require the full separation of the pipelines' sales and transportation-related functions from its marketing efforts, so that no undue advantage is gained over other merchants, such as Pennzoil, which wish to secure transportation services and/or sell into these newly available markets. As a result, virtually all interstate pipelines have created separate marketing affiliates through which to sell gas. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. For example, in 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636. Because the FERC continues to review and revise its open-access regulations, it is difficult to predict the ultimate impact of the orders on Pennzoil and its gas marketing efforts. For example, the FERC has revised its standards respecting what constitutes nonregulated gathering facilities and has authorized a number of interstate pipelines to divest their gathering facilities to unregulated affiliates or third parties. Concerns have been raised that such unregulated gathering affiliates could increase gathering charges and thereby increase the cost of doing business for those natural gas producers that lack competitive gathering alternatives in a particular geographic area. While sympathetic to these concerns, the FERC nevertheless has approved these divestitures while encouraging greater state-level involvement in regulating gathering. Several states, such as Texas, have become more active in reviewing gathering activities to discourage abusive practices. The FERC also is evaluating the use of alternative ratemaking procedures, including market-based rates, for certain services. Gas storage services are an area where market-based rates are prevalent. Notwithstanding these ongoing changes, Order 636 generally has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance Pennzoil's ability to market and transport its gas, although it may also subject Pennzoil to greater competition.

     REGULATION OF PETROLEUM MARKETING. Sales of oil and natural gas liquids by Pennzoil are not regulated and are made at market prices. The price Pennzoil receives from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Pennzoil is not able to predict with certainty what effect, if any, these relatively new federal regulations will have on it.

     FEDERAL AND STATE PRODUCTION REGULATIONS. Pennzoil's oil and gas exploration and production operations are subject to various types of regulation at the federal, state and local levels. Federal regulation of Pennzoil's offshore Gulf of Mexico leases is accomplished by the Minerals Management Service of the Department of the Interior ("MMS"). The MMS has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding and royalty payment obligations for production from federal lands. The FERC also has jurisdiction over certain offshore activities pursuant to the Outer Continental Shelf Lands Act. State regulation typically includes requiring drilling permits and the maintenance of bonds in order to drill or operate wells; the regulation of the location of wells, the method of drilling and casing of wells and the surface use and restoration of properties upon which wells are drilled; and the plugging and abandoning of wells. Pennzoil's operations are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given area and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may be to limit the amounts of crude oil, condensate and natural gas Pennzoil can produce from its wells and the number of wells or the locations at which Pennzoil can drill.

     ENVIRONMENTAL MATTERS. Pennzoil's operations in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     Pennzoil is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and fuels. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on Pennzoil. The EPA has recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter. Under the new standards, many more areas of the country will be considered high pollution areas and will be subject to additional regulatory controls, including possible fuel specification requirements. Control measures to implement these new standards will be adopted over the next five to seven years. Similarly, the multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The EPA has issued a proposal to require states to begin adopting many of these suggested controls over the next few years.

     The precise effect of these actions on Pennzoil and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. For example, fuels produced at one or both of Pennzoil's refineries will likely be required to be reformulated to a composition significantly different from the fuels currently produced. No detailed cost estimate has been prepared to date because it is also likely that any reformulated fuel required by such future regulations will differ significantly, but unpredictably, from the reformulated gasoline required in some parts of the country today.

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

     Capital outlays of approximately $96.0 million have been made by Pennzoil since January 1995 with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $41.0 million in 1998. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Capital Resources and Liquidity -- Environmental Matters" for additional information.

     FRANCHISE MATTERS. Jiffy Lube is subject to, and devotes substantial efforts to compliance with, a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Although the regulatory environment differs by state, applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Jiffy Lube seeks to comply with applicable regulatory requirements. However, given the scope of Jiffy Lube's business and the nature of franchise regulations, compliance problems can be encountered from time to time.

ITEM 3. LEGAL PROCEEDINGS.

     (A) CLASS ACTION. Reference is made to Note 8 of Notes to Consolidated Financial Statements for a description of Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and other similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company.

     (B) RAMCO DISPUTE. In October 1995, PEPCO, Pennzoil International, Inc., Pennzoil Caspian and PCDC filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and the Pennzoil plaintiffs pursuant to the Federal Arbitration Act and the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea and which PCDC, SOCAR and other foreign oil companies have agreed to explore and develop. After the filing of the federal action, the Pennzoil plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the Pennzoil plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the Pennzoil plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorneys' fees, costs of court and other unspecified relief. The judge in the federal suit granted in part the Pennzoil plaintiffs' motion to compel arbitration and ordered arbitration to be held in New York, New York. The Ramco defendants have appealed and the Pennzoil plaintiffs have cross-appealed to the United States Court of Appeals for the Fifth Circuit.

     (C) TEXAS FEDERAL COURT EMPLOYMENT ACTION. In August 1996, a lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al.,was filed in the United States District Court for the Southern District of Texas, Houston Division. The amended complaint filed by eleven named plaintiffs alleges wrongful and illegal discrimination by Pennzoil and subsidiaries against African-American employees and seeks actual damages of $75.0 million and punitive damages of three times that amount. Pennzoil vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the Court.

     (D) LOUISIANA FEDERAL COURT EMPLOYMENT ACTION. In September 1997, a lawsuit styled Kenneth Epperson, et al. v. Pennzoil Co., et al., was filed in the United States District Court for the Western District of Louisiana, Shreveport Division. The amended complaint filed by nine named plaintiffs alleges discriminatory employment policies and practices against African-American and other minority employees and seeks attorneys' fees and costs, various forms of injunctive and equitable relief, $50.0 million in damages for back pay, front pay and emotional distress, and a minimum of three times that amount in punitive damages. Pennzoil vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the Court.

     (E) STOCKHOLDER ACTION. Pennzoil and its directors have been named as defendants in several purported class actions filed during 1997 on behalf of the stockholders of Pennzoil in the Chancery Court of Delaware, all of which have been consolidated into one proceeding (the "Stockholder Action"). The complaints in the Stockholder Action allege breach of fiduciary duty on the part of the Pennzoil Board of Directors arising out of the proposal by Union Pacific Resources Group Inc. ("UPR") to acquire all outstanding shares of Pennzoil common stock. The complaints seek similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to plaintiffs and the putative class members and from taking steps to impede any offer to acquire Pennzoil, as well as damages in an unspecified amount. Plaintiffs have taken no action to prosecute the Stockholder Action since UPR terminated its tender offer for Pennzoil common stock in November 1997.

     (F) ROYALTY MATTERS. More than 30 oil companies, including Pennzoil, are involved in disputes in which it is alleged that the oil companies and related parties have underpaid holders of royalty interests, overriding royalty interests and working interests in connection with the production of crude oil. The pending proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming (that have now been consolidated into one proceeding in Texas) and in state court in Texas, Utah, Alabama and Louisiana. Certain parties to the federal litigation have entered into a global settlement agreement, that is subject to court approval, which would provide a conditional nationwide settlement, subject to opt-outs, of the crude oil royalty, overriding royalty and working interest claims of all members of the settlement class, including claims in the federal litigation and in numerous other individual and class action cases pending throughout the United States. Pennzoil is a party to the settlement agreement, which explictly refutes an admission of liability, but was entered into to avoid expensive and protracted litigation.

     Also pending is a separate suit in federal court in Texas alleging that more than 30 major oil companies, including Pennzoil, underpaid royalties to the United States in connection with crude oil produced from United States owned and/or controlled lands since 1986. The claims were filed by private litigants under the federal False Claims Act, and after investigation, the United States served notice of its intent to intervene as to certain defendants. The United States has not intervened with respect to claims against Pennzoil as of the date of this report. Pennzoil has not been served in the case, but anticipates defending vigorously against these claims. Pennzoil believes that it has acted reasonably and paid royalties in good faith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1997 to a vote of security holders.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil (at February 28, 1998). Positions, unless otherwise specified, are with Pennzoil.

    DAVID P. ALDERSON, II (48)                   BRUCE K. MISAMORE (47)
    Group Vice President -- Finance and          Vice President and Treasurer
      Accounting                                 JAMES L. PATE (62)(1)
    CLYDE W. BEAHM (60)                          Chairman of the Board and
    Group Vice President -- Products Marketing   Chief Executive Officer
    STEPHEN D. CHESEBRO (56)                     WILLIAM M. ROBB (53)
    President and Chief Operating Officer        Group Vice President -- Products
    LINDA F. CONDIT (50)                         Manufacturing
    Vice President and Corporate Secretary       JAMES W. SHADDIX (51)
    DONALD A. FREDERICK (52) Group Vice          General Counsel
    President -- Oil and Gas                     JAMES M. WHEAT (43)
    MICHAEL J. MARATEA (53)                      Group Vice President -- Franchise
    Vice President and Controller                Operations

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

CLYDE W. BEAHM -- Group Vice President -- Products Marketing since January 1996.
  Group Vice President -- Franchise Operations from July 1992 to January 1996. Executive Vice President -- Franchise Operations prior thereto.

STEPHEN D. CHESEBRO -- President and Chief Operating Officer since December
  1997. Executive Vice President and President of Pennzoil Exploration and Production Company from February 1997 to December 1997. Chairman and Chief Executive Officer of Tenneco Energy from February 1993 to December 1996. President and Chief Operating Officer of Tenneco Energy prior thereto.

LINDA F. CONDIT -- Vice President since December 1995 and Corporate Secretary since March 1990.

DONALD A. FREDERICK -- Group Vice President -- Oil and Gas since December 1997.
  Executive Vice President of Pennzoil Exploration and Production Company from February 1997 to December 1997. Senior Vice President -- Exploration of Transworld Exploration and Production, Inc. from January 1994 to February 1997. Consultant to Transworld Exploration and Production, Inc. from June 1993 to December 1994. Vice President -- Exploration of Pecten International, the international exploration and production subsidiary of Shell Oil Company, prior to March 1993.

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

JAMES L. PATE -- Chairman of the Board since May 1994 and Chief Executive
  Officer since March 1990. President from March 1990 to December 1997.

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

                                                        1997                                1996
                                           -------------------------------     -------------------------------
                                              MARKET PRICE                        MARKET PRICE
                                           -------------------                 -------------------
             QUARTER ENDED                   HIGH       LOW      DIVIDENDS       HIGH       LOW      DIVIDENDS
             -------------                 --------   --------   ---------     --------   --------   ---------
March 31................................    $63.50     $49.88      $.25         $43.63     $36.88      $.25
June 30.................................    $83.88     $45.00      $.25         $46.38     $39.63      $.25
September 30............................    $81.25     $72.25      $.25         $55.50     $45.63      $.25
December 31.............................    $82.69     $64.06      $.25         $58.75     $49.25      $.25

     Pennzoil has paid quarterly dividends for 74 consecutive years.

     As of December 31, 1997, Pennzoil had 15,828 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                            YEAR ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
                                               (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $2,654.3   $2,486.8   $2,490.0   $2,562.9   $2,782.4
Income (loss) from
  Continuing operations (1)................  $  180.3   $  133.9   $ (305.1)  $ (283.8)  $  160.3
  Extraordinary items (2)..................      (5.2)     --         --         --         (18.4)
  Cumulative effect of changes in
     accounting principles (3).............     --         --         --          (4.9)     --
                                             --------   --------   --------   --------   --------
Net income (loss)..........................  $  175.1   $  133.9   $ (305.1)  $ (288.7)  $  141.9
Basic earnings (loss) per share
  Continuing operations (1)................  $   3.83   $   2.88   $  (6.60)  $  (6.16)  $   3.80
                                             --------   --------   --------   --------   --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of changes in accounting
     principles............................  $   3.83   $   2.88   $  (6.60)  $  (6.16)  $   3.80
  Extraordinary items (2)..................      (.11)     --         --         --          (.44)
  Cumulative effect of changes in
     accounting principles (3).............     --         --         --          (.11)     --
                                             --------   --------   --------   --------   --------
          Total............................  $   3.72   $   2.88   $  (6.60)  $  (6.27)  $   3.36
Diluted earnings (loss) per share..........  $   3.65   $   2.86   $  (6.60)  $  (6.27)  $   3.35
Dividends per common share.................  $   1.00   $   1.00   $   2.50   $   3.00   $   3.00
Total assets...............................  $4,405.9   $4,124.3   $4,307.8   $4,715.8   $4,886.2
Debt
  Notes payable (4)........................  $  --      $  --      $  468.9   $  337.2   $  433.0
  Exchangeable debentures..................     889.0      900.4      902.5      902.5      902.5
  Other long-term debt, including current
     maturities, and capital lease
     obligations...........................   1,381.2    1,391.4    1,214.3    1,352.1    1,175.3
                                             --------   --------   --------   --------   --------
Total debt and capital lease obligations...  $2,270.2   $2,291.8   $2,585.7   $2,591.8   $2,510.8
Total shareholders' equity.................  $1,138.5   $  969.1   $  836.2   $1,204.3   $1,505.8

---------------

 (1) Reference is made to Note 1 of Notes to Consolidated Financial Statements. In October 1994, Pennzoil entered into a settlement with the Internal Revenue Service (the "IRS") relating to reporting positions taken by Pennzoil in its 1988 federal income tax return resulting in an aggregate payment by Pennzoil to the IRS of $556.0 million.

 (2) In 1997 and 1993, Pennzoil redeemed amounts outstanding under several debt facilities using proceeds from various sources. The premiums and related unamortized discount and debt issue costs relating to these redemptions resulted in extraordinary charges of $1.3 million and $18.4 million, respectively. During 1997, certain owners of Pennzoil's exchangeable debentures requested to exchange their debentures for Chevron common stock, in accordance with the respective supplemental indentures. Pennzoil recorded an extraordinary charge of $3.9 million, net of tax, associated with the exchanges based on the difference between the face value of the debt and the value of the Chevron common stock tendered for exchange. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

 (3) Effective January 1, 1994, Pennzoil changed its method of accounting for postemployment benefit costs by adopting the new requirements of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Pennzoil recorded a charge of $4.9 million ($7.6 million before tax), or $.11 per share, as of January 1, 1994 to reflect the cumulative effect of a change in accounting principle for periods prior to 1994.

 (4) As of May 1996, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements, beginning with the execution of a revolving credit facility with a group of banks, have been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such commercial paper and short-term borrowings and Pennzoil's intent to maintain such commitments in excess of one year. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Industry Segment Financial Information included in
Item 1, Business and Item 2, Properties and the Consolidated Financial Statements beginning on page F-3 for additional information. (All earnings per share presentations reflect basic earnings per share, unless otherwise noted.)

RESULTS OF OPERATIONS

     Net income of $175.1 million, or $3.72 per share, was recorded for 1997 compared to net income of $133.9 million, or $2.88 per share, for 1996 and a net loss of $305.1 million, or $6.60 per share, for 1995.

     Results for 1997 include a gain of $24.6 million ($67.6 million before tax) on the sale of Pennzoil's remaining Canadian oil and gas assets and a charge of $6.5 million ($10.0 million before tax) associated with Pennzoil's sale of PennUnion, a natural gas marketing subsidiary. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

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

OIL AND GAS

     OPERATING RESULTS. The oil and gas segment recorded operating income of $395.7 million in 1997 compared to operating income of $239.7 million in 1996 and $92.0 million in 1995. Operating income for 1995 excludes a charge of $378.9 million associated with the SFAS No. 121 impairment. Operating income increased by $156.0 million in 1997 compared to 1996. The increase was primarily due to a $109.4 million increase in aggregate natural gas realizations due to higher realized natural gas prices, and a $30.8 million increase in aggregate liquids price realizations due to higher liquids prices. Total production costs and expenses per BOE, excluding exploration expense and DD&A, were $4.49 in 1997, $4.41 in 1996 and $5.09 in 1995.

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, which, for Pennzoil, resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. Certain proved oil and gas fields in North America were deemed to be impaired because they were not expected to individually recover their entire carrying value. The 1995 pretax charge for the asset impairment of Pennzoil's proved oil and gas properties was $378.9 million. Prior to the adoption of SFAS No. 121, Pennzoil periodically reviewed the carrying amounts of proven properties and an impairment reserve was provided as conditions warranted. There were no impairments recorded under SFAS No. 121 in 1997 or 1996. Reference is made to "Supplemental Financial and Statistical Information -- Unaudited -- Oil and Gas Information" for information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

     Oil and gas production volumes decreased approximately 2 percent for 1997 compared to 1996. Year-over-year production comparisons were negatively impacted by the sale of noncore producing properties in the Gulf of Mexico and Canada in 1996. After adjusting for 1996 property sales, year-over-year production increased approximately 3 percent from 1996 to 1997. Natural gas produced for sale in 1997 was 589,492 Mcf per day, compared with 589,211 Mcf per day and 662,311 Mcf per day in 1996 and 1995, respectively. Realized natural gas prices averaged $2.40 per Mcf in 1997 compared to $1.87 per Mcf in 1996 and $1.46 per Mcf in 1995. Liquids volumes in 1997 were 56,794 barrels per day, compared to 59,604 and 67,143 barrels per day in 1996 and 1995, respectively. Liquids prices received in 1997 averaged $16.66 per barrel, compared with $14.99 per barrel in 1996 and $14.31 per barrel in 1995.

     The results of operations from Pennzoil's oil and gas segment are subject to volatility resulting from changes in crude oil and natural gas prices. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risk associated with fluctuations in crude oil and natural gas prices. Reference is made to "-- Disclosures about Market Risk" and "-- Capital Resources and Liquidity" for additional information.

     During 1996, Pennzoil completed its assessment of its domestic oil and gas properties and its related asset highgrading program commenced in 1992. This assessment resulted in (i) the categorization of Pennzoil's oil and gas properties into core and noncore producing areas and core and noncore producing fields within core areas and (ii) the disposition of substantially all properties and fields categorized as noncore assets. From the beginning of 1992 through 1996, Pennzoil disposed of approximately 620 producing oil and gas fields. Proceeds from the sales of these domestic noncore assets in 1996 totaled $89.2 million. There were no significant gains or losses on the sales of these assets.

     Expenses associated with exploration activities in 1997 were $67.7 million compared with $44.3 million in 1996 and $39.8 million in 1995. Exploration expenses in 1997 increased $23.4 million compared to 1996 due to increased offshore lease impairments and dry hole expenses.

     Operating results for 1995 include charges totaling $9.1 million for workforce reduction expenses resulting from a general and administrative cost reduction program announced in October 1995 and workforce reduction expenses during 1995 that were identified prior to the October program.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- GULF OF MEXICO. In September 1996, Pennzoil and a subsidiary of Enterprise agreed to form a strategic alliance to pursue certain exploration opportunities on 102 leases in Pennzoil's Gulf of Mexico portfolio where Pennzoil's working interest is 50 percent or more. Generally, Enterprise will earn an interest equal to half of Pennzoil's working interest in a lease by contributing funds toward the costs of drilling a jointly agreed upon exploration well on the lease. On the 59 Category I leases within the portfolio, where Pennzoil's average working interest is 92 percent, Enterprise has agreed to spend $100.0 million through 1998 to fund 100 percent of such drilling costs. On the remaining 43 Category II leases, where Pennzoil's average working interest is 80 percent, Enterprise has the option, through 1999, to earn an interest equal to half of Pennzoil's working interest in a Category II individual exploration well by funding 67 percent of the drilling costs. These periods may be extended by one year and two years, respectively, if Enterprise elects to increase from $100.0 million to $150.0 million its commitment to fund 100 percent of Category I exploration drilling costs. If Enterprise does elect to increase its commitment to funding exploration drilling on Category I leases to $150.0 million, it will earn one-half of Pennzoil's working interest in all the Category I leases, in addition to the individual exploration leases drilled by the alliance. Through 1997, Enterprise has incurred Category I costs of approximately $33.6 million in drilling 5 wells. In December 1997, Pennzoil and Enterprise spudded a Category I exploration well at West Cameron 581. The well, located 3 miles west of Pennzoil's recent discovery at West Cameron 580, will be drilled to a target depth of 17,000 feet. Pennzoil plans to drill nine additional exploration wells in the Gulf of Mexico in 1998. Enterprise is expected to join the company as a 50 percent working interest owner in several of these wells.

     Pennzoil acquired 22 Gulf of Mexico blocks in federal offshore lease sales during 1997, located in water depths ranging from 50 to 3,000 feet. Pennzoil has a 100 percent interest in 11 of the blocks and a 50 percent interest in the other 11 blocks bid jointly with Enterprise. Pennzoil's federal offshore lease bonus payments totaled $7.0 million in 1997.

     CANADIAN PROPERTY SALES. During 1996, Pennzoil completed its assessment of its Canadian oil and gas properties which resulted in the categorization of Pennzoil Canada's oil and gas properties into strategic and non-strategic properties. In July 1996, Pennzoil completed two related transactions with Gulf
Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama/Virgo region of northwest Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, Pennzoil received net proceeds of $196.3 million from the sale. Pennzoil recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information.

     In December 1997, Pennzoil sold its 50 percent interest in the Zama/Virgo joint venture to Phillips for net proceeds of $101.9 million and recorded an after tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in Pennzoil's consolidated results of operations for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties during 1997.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- EGYPT. In October 1996, Pennzoil was awarded the drilling rights to the North July block offshore Egypt in the Gulf of Suez. Pennzoil has a 100 percent working interest in this block, which is bordered by a large oil field (July/North July). The agreement for North July was signed during June 1997.

     In January 1997, Pennzoil was awarded the drilling rights to Block E, the West Beni Suef exploration block, in Egypt's western desert. The agreement for West Beni Suef was signed during June 1997. Pennzoil has a 100 percent working interest and has committed to spend $7.0 million to acquire 2-D seismic on the block and drill three exploration wells within three years of parliamentary approval. West Beni Suef is located approximately 100 miles southwest of Cairo and covers 8.7 million acres.

     Including the award of Block E, Pennzoil now has five exploration blocks in Egypt covering a total of 9.2 million acres. Four blocks are located in the Gulf of Suez. In the Southeast Gulf of Suez Block, where Pennzoil has a 50 percent interest, Repsol, as operator, drilled an exploratory well during 1997 which was found to be non-commercial. Pennzoil plans to drill a total of four exploratory wells in Egypt in 1998. Pennzoil, as operator, will drill two wells in the Southwest Gebel el Zeit concession (87.5 percent Pennzoil) and one well in the North July Field (100 percent Pennzoil). Pennzoil's partner, IEOC, a subsidiary of Agip, will also drill one well in the West Feiran Field (50 percent Pennzoil). All four wells are offshore in the Gulf of Suez.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- AZERBAIJAN. In July 1996, Pennzoil completed the sale of approximately half of its 9.82 percent interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea to affiliates of Exxon, affiliates of ITOCHU and affiliates of Unocal. The three companies will pay approximately $130.0 million to Pennzoil for a 5 percent working interest in the ACG unit (3.00 percent to Exxon, 1.47 percent to ITOCHU and 0.53 percent to Unocal) and the right to receive approximately 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Net cash payments to Pennzoil are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83.0 million received at closing and another $5.0 million received in August 1996. A subsequent installment of $22.0 million was received in January 1998 and a final payment of $20.0 million is due when the unit reaches production of 200 Mbbls per day. Pennzoil has retained a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. In addition, Pennzoil received a net cash payment of approximately $16.0 million in August 1996 for reimbursement of Pennzoil's costs in the ACG unit incurred from January 1996 through July 1996. Through 1997, no gains have been recorded related to any of the above proceeds; instead, such receipts were applied to reduce Pennzoil's net investment in the ACG unit and the gas utilization project.

     In September 1995, the consortium of foreign oil companies developing the ACG unit elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route will require replacing 150 miles of pipeline in Azerbaijan and an additional 73 miles of pipeline to interconnect existing lines. The northern route became operational in October 1997 with shipments of oil from SOCAR. The western route is expected to be completed in January 1999. Pennzoil has recorded 54 MMbbls of proved crude oil reserves relating to early oil from this project.

     First oil production started in November 1997 from the ACG joint development area. The consortium plans to drill six wells in 1998. Year-end production at ACG was 15 Mbbls per day. Total consortium project production by the end of 1998 is expected to increase to an estimated 50 Mbbls per day. The consortium expects daily production to reach 200 Mbbls per day by 2002. Peak consortium project production of 800 Mbbls per day is expected to be reached by 2006. Based upon current projections of spending and production, Pennzoil expects to achieve payout prior to the consortium project reaching peak production.

     In November 1995, Pennzoil announced that its PCDC subsidiary had entered into a definitive exploration, development and production sharing contract with SOCAR covering the Karabakh prospect in the Caspian Sea offshore Azerbaijan. Participating in the project with Pennzoil (30 percent) are units of LUKoil of Russia (7.5 percent), Agip (5 percent) and LUKAgip, a subsidiary of LUKoil and Agip (50 percent). In addition, a commercial affiliate of SOCAR has a 7.5 percent interest as a contractor party. The exploration, development and production sharing agreement was ratified by the Azerbaijan Parliament in February 1996. The Karabakh prospect is located north of the ACG deepwater unit and outside the Apsheron trend approximately 50 miles offshore in approximately 600 feet of water. The work commitment includes a seismic program and exploratory drilling over a period of three years, which period may be extended an additional one-and-a-half years. Should commercial hydrocarbons be discovered, the agreement will have a development and production period of 25 years, which may be extended an additional 5 years under certain conditions.

     In 1997, CIPCO, the consortium operating this block, encountered natural gas in its first well drilled. A full assessment of the potential at Karabakh will depend on additional drilling and evaluation. Two additional exploration wells are planned for the first half of 1998.

     EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES -- OTHER
INTERNATIONAL. In October 1996, Pennzoil signed a farm-in agreement with Amity to explore the Whicher Range concession in southwest Australia. In 1997, Pennzoil paid $9.5 million for its portion (88 percent), of the costs for one recompletion and one well in exchange for a 44 percent interest in the property. Amity is the operator during the exploration phase, and

Pennzoil will become operator for the development phase. In 1997, Pennzoil completed the WR-1 and WR-4 wells on the Whicher Range concession (44 percent Pennzoil). In 1998, Pennzoil will perform extended production tests on both wells. These tests will determine if commercial quantities of natural gas can be produced at Whicher Ranger. Pennzoil has also reached an agreement with Amity for an option to explore an area adjacent to Whicher Range on Exploration Permit
381. An exploration well may be drilled in 1998, depending on the production test results at Whicher Range.

     In July 1995, a joint venture between Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil, and Vinccler S.A. entered into an operating service agreement with PDVSA to operate the East Falcon Unit in northwestern Venezuela. This unit includes an oil field in which production operations were suspended in 1968, two undeveloped gas fields and several prospects. Under this service agreement, Pennzoil is required to incur all costs attributable to exploration, development and production activities. The service agreement allows for Pennzoil to recover such costs through a per-barrel fee for operating this unit. Production began in mid-1996.

     In 1997, Pennzoil acquired two production permits, B2X-68/79 and B2X-70/80, in Lake Maracaibo, Venezuela. Pennzoil will take over operation of the B2X-68/79 block (60 percent Pennzoil) in early 1998. The company is also working closely with PanCanadian, which will take over operation of the B2X-70/80 block (50 percent Pennzoil) early in the year. In late 1997, Pennzoil submitted a development plan for its B2X-68/79 contract to PDVSA, the state oil company of Venezuela. The company is also assisting PanCanadian in preparing a development plan for the B2X-70/80 contract area for submittal in the first quarter of 1998. Pennzoil should realize first production from the B2X contract areas in the first half of 1998. These two blocks have remaining gross reserves of between 100 and 200 MMbbls.

     In 1997, Pennzoil sold a 25 percent working interest in Block 8 offshore Qatar to Novus. Pennzoil now has a 75 percent working interest in Block 8. As part of its buy-in, Novus agreed to pay Pennzoil $9.7 million, which is expected to equal Pennzoil's share of the dry-hole expenses for three wells to be drilled on Block 8. Two non-commercial wells were drilled in 1997. The PQ-4 well, which reached total depth in early 1998, was tested and also found to be non-commercial.

     CAPITAL EXPENDITURES. Capital expenditures for the oil and gas segment in 1997 were $406.4 million compared to $311.9 million in 1996 and $297.6 million in 1995. Total capital expenditures for this segment in 1998 are budgeted at $447.3 million. Reference is made to "-- Capital Resources and Liquidity" for additional information.

MOTOR OIL & REFINED PRODUCTS

     OPERATING RESULTS. Operating income in 1997 for the motor oil and refined products segment was $95.8 million compared with operating income of $53.3 million in 1996 and $12.0 million in 1995. The increase in earnings in 1997 compared to 1996 was due mainly to the successful startup of two major refining projects -- the Excel Paralubes lubricating base oil plant, which started operations in December of 1996, and the Shreveport refinery upgrade. Higher domestic marketing results in 1997 also contributed to the increase. Higher earnings in 1996 compared to 1995 were primarily due to nonrecurring charges recorded in 1995 associated with a fire at the Rouseville refinery, costs associated with the shutdown of The Eureka Pipe Line Company ("Eureka"), costs associated with restructuring European marketing operations and litigation settlement expenses. Also contributing to the improvement in 1996 compared to 1995 were higher lubricating product margins and lower expenses. Weak industry refining margins in 1996 partially offset the improvement.

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

     Total processed volume at the Shreveport and Rouseville refineries of 55,050 barrels per day was 1,964 barrels per day higher than in 1996 and 7,084 barrels per day higher than in 1995. The higher volume as compared to 1996 was due to the startup of the residual catalytic cracking unit at the Shreveport refinery, partially offset by the increase in non-crude feedstocks at the Rouseville refinery for use in wax production. The higher volume as compared to 1995 was also due in part to the 1995 Rouseville refinery fire.

     Higher earnings in the domestic marketing division, excluding nonrecurring charges, were the result of higher lubricating product margins and higher other product sales volumes. Domestic motor oil volumes were about 1 percent lower than 1996 and 2 percent lower than 1995 levels. Filter sales increased by 10 percent over 1996 and were up 24 percent from 1995. Sales of WOLF'S HEAD(R) lubricating products also increased substantially, up 45 percent and 77 percent over 1996 and 1995, respectively. Total international motor oil and other lubricating product volumes, including those sold through licensees and joint ventures, increased 20 percent when compared to 1996 and 28 percent when compared to 1995.

     In October 1995, an explosion and fire occurred at PPC's Rouseville refinery. Two PPC employees and three contractor employees were killed and others were injured. Occupational Safety and Health Administration investigations resulted in a fine of $1.5 million. A charge of $20.0 million was taken in 1995 for losses related to the fire.

     In November 1995, PPC sold the assets of Eureka, a wholly owned subsidiary that operated a crude oil gathering system in West Virginia. PPC recorded a charge of $5.7 million for estimated costs associated with the disposal of the facility.

     BUSINESS ACTIVITIES. In December 1996, commercial production commenced at the new state-of-the-art lube oil hydrocracker facility of Excel, a 50-50 partnership between PPC and Conoco, located at Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco is acting as operator of the plant with support positions staffed by both companies. The facility produces high-quality base oils and has made PPC self-sufficient in high-quality lube base stocks.

     Construction of a residual catalytic cracking unit at PPC's Shreveport refinery was completed in April 1997. This upgrade project allows PPC's Shreveport refinery to significantly diversify its production capabilities and to realize higher profits from by-products, which were being sold at low values, by converting them into clean burning gasoline and diesel fuels.

     In October 1997, PPC and Conoco formed a partnership called PENRECO(R). PPC contributed its operations related to petrolatums, white oils, ink solvents, sulfonates, waxes and other specialty products. Conoco contributed its solvents business, which sells products primarily into the drilling fluids, mining and cleaning products markets, and as carrier oils for many products. By combining the two companies' complementary manufacturing, technical and marketing capabilities, PENRECO(R) will be able to grow rapidly and remain a leader in the global industrial specialties markets.

     In October 1997, PPC acquired the assets of TAAP. TAAP manufactures and markets premium-quality automotive appearance products, including CLASSIC(R) car waxes and washes.

     In November 1997, PPC acquired the marketing and distribution assets of Snap. Snap products include FIX-A-FLAT(R), the number one selling tire inflator in the U.S.; OUTLAW(R) fuel additives; and SNAP(R) fuel additives and chemicals.

     These acquisitions add successful brands to PPC's portfolio and are an important part of the strategy to grow the consumer products business. These new products further extend PPC's portfolio into the attractive automotive chemicals and appearance products markets.

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

     In April 1995, PPC and the Polymers Division of Petrolite formed a 50-50 partnership called BARECO(R) Products to market a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. Pennzoil transports partially refined feedstock from Utah to its Rouseville refinery, which produces paraffinic and microcrystalline waxes and related products. These wax products, along with certain waxes from Petrolite, existing wax products from Pennzoil's Shreveport refinery and waxes purchased from other suppliers, are marketed through the partnership. Pennzoil has invested approximately $28.0 million in its Rouseville refinery and its packaging plant in nearby Reno, Pennsylvania in connection with this venture. Production from these facilities began in September 1996. As a result, the Rouseville refinery has been processing various high-wax content feedstocks, the use of which has reduced some of the crude oil processed volumes while maintaining full unit utilization of the refinery's processing capabilities.

     CAPITAL EXPENDITURES. Capital expenditures for the motor oil and refined products segments were $122.0 million in 1997, $231.7 million in 1996 and $134.9 million in 1995. Capital expenditures in 1997, 1996 and 1995 included $42.0 million, $147.3 million and $52.3 million, respectively, for the upgrade of PPC's Shreveport refinery. Also included in 1995 capital expenditures was $19.2 million in expenditures for facilities at the Rouseville refinery to enable production of additional waxes in connection with the previously announced Petrolite joint venture. Capital expenditures for 1996 also included $8.6 million for completion of the Rouseville refinery wax project mentioned earlier. The 1998 capital budget is $60.6 million. Reference is made to "-- Capital Resources and Liquidity" for additional information.

FRANCHISE OPERATIONS

     OPERATING RESULTS. The franchise operations segment, operating through Jiffy Lube, recorded operating income of $24.5 million during 1997, compared to operating income of $21.4 million in 1996 and operating income of $13.2 million in 1995. The improvement in 1997 results is due primarily to higher company center sales, lower operating expenses resulting from fewer new store openings and increased royalty income. Operating results for 1995 include nonrecurring charges of $6.0 million for a litigation settlement and $0.3 million for severance charges associated with a general and administrative cost reduction program. Excluding these nonrecurring charges, operating income in 1997 increased $3.1 million over 1996 and operating income in 1996 increased $1.9 million over 1995. The increase in income from 1995 to 1996 was primarily due to lower selling, general and administrative expenses in 1996. The lower expenses in 1996 were partially offset by higher start-up expenses associated with the large number of new centers added in 1996. Domestic service centers open at December 31, 1997 increased by 136 stores compared to December 31, 1996. As of December 31, 1997, Jiffy Lube operated 581 company-owned service centers and had 935 domestic franchise service centers open.

     Systemwide service center sales reported to Jiffy Lube for the year ended December 31, 1997 increased $63.6 million, or approximately 9 percent, to $765.0 million, compared with the prior year, and increased $108.4 million, or approximately 17 percent, compared with 1995. Average ticket prices increased to $35.87 for the year ended December 31, 1997, compared with $35.27 and $34.71 for the years ended December 31, 1996 and 1995, respectively.

     BUSINESS ACTIVITIES. In March 1995, Jiffy Lube and Sears agreed to open fast-oil change units in Sears Auto Centers over the next three years. Under the agreement, Jiffy Lube remodels, equips and operates service areas within the Sears Auto Centers, while Sears continues to utilize the remaining bays for its operations. Jiffy Lube had 165 fast-oil change units open at Sears Auto Centers at the end of 1997, of which 133 are company-operated and 32 are franchise-operated.

     During the year ended December 31, 1997, Jiffy Lube acquired 35 centers along with related real estate in exchange for cash of $17.8 million and liabilities and debt assumed of $2.5 million. Also, during the year ended December 31, 1997, 24 centers were sold for $3.1 million in cash and $0.4 million in forgiveness of debt. Also during 1997, 6 company-owned stores were exchanged for 6 franchised stores.

     During the year ended December 31, 1996, Jiffy Lube acquired 16 centers and real estate in exchange for cash of $4.7 million and liabilities and debt assumed of $2.8 million. Also, during the year ended December 31, 1996, 36 centers were sold for $4.4 million in cash and $0.6 million in forgiveness of debt.

     During the year ended December 31, 1995, Jiffy Lube acquired 52 centers and real estate in exchange for cash of $35.3 million, liabilities and debt assumed of $1.3 million and 4 centers with a net book value of $0.4 million. Also, during the year ended December 31, 1995, 19 centers were sold for $2.6 million in cash and $0.3 million in forgiveness of debt.

     CAPITAL EXPENDITURES. Capital expenditures for the franchise operations segment were $25.9 million in 1997, compared to $19.5 million and $40.8 million in 1996 and 1995, respectively. Capital expenditures for 1998 are estimated to be approximately $33.6 million primarily for the expansion of additional company-owned service centers and the refurbishing of existing company-owned service centers. Reference is made to "-- Capital Resources and Liquidity" for additional information.

OTHER

     Other operating income in 1997 was $43.5 million, compared to $87.3 million in 1996 and $74.0 million in 1995. Other operating income decreased in 1997 compared to 1996 and 1995 levels primarily as a result of a $41.7 million pretax gain on the sale of Vermejo Park Ranch in 1996 and a favorable resolution of a Texas franchise tax issue, which resulted in Pennzoil's receiving a $23.2 million refund in 1995. Reference is made to Note 10 to Consolidated Financial Statements for additional information. As of December 31, 1997, Pennzoil beneficially owned approximately 17.8 million shares of Chevron common stock. The shares of Chevron common stock beneficially owned by Pennzoil are classified as non-current marketable securities and other investments in the accompanying consolidated balance sheet. Reference is made to "-- Capital Resources and Liquidity" for additional information. Dividend income on the Chevron common stock was $41.0 million for 1997, $37.6 million for 1996 and $34.8 million for 1995.

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and other income, net" which consists of the following:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                         (EXPRESSED IN THOUSANDS)
Interest income....................................  $  7,867    $  7,043    $  9,411
Dividend income....................................    41,094      37,835      34,850
Realized gains on sales of marketable securities
  and other investments............................    12,066         306          --
Net gains on sales of assets.......................    66,665      61,508       7,739
Settlements and refunds............................    11,282      (3,391)     25,913
Other income (expense), net........................     4,083      18,813      26,786
                                                     --------    --------    --------
                                                     $143,057    $122,114    $104,699
                                                     ========    ========    ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

DISCLOSURES ABOUT MARKET RISK

     Pennzoil is exposed to market risk, including adverse changes in commodity prices, foreign currency exchange rates, marketable equity security prices, and interest rates as discussed below.

  HEDGING ACTIVITIES. Pennzoil has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices as they relate to Pennzoil's anticipated production. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas financial instruments designated as hedges of anticipated transactions are treated as deferred credits or charges and are included in other current liabilities or other current assets, as applicable, on the balance sheet. Net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. Pennzoil did not materially hedge crude oil or natural gas prices in 1997. Pennzoil will constantly review and may alter its hedged positions.

     Pennzoil also enters into short-term forward exchange contracts to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. These contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. Pursuant to this strategy, Pennzoil hedged against the foreign currency risk associated with its $42.2 million Canadian tax liability due in early 1998 that resulted from the 1997 sale of its remaining Canadian investment. To accomplish this, in 1997, Pennzoil entered into a series of forward contracts at an average exchange rate of 1.412 Cdn.$/U.S.$, whereby the counterparties would pay Pennzoil Cdn.$57.3 million in 1998, and Pennzoil would concurrently pay the counterparties U.S.$40.6 million. Unrealized losses at December 31, 1997 totaling $0.5 million on these contracts were substantially offset by corresponding foreign currency translation gains on the tax liability.

     MARKETABLE EQUITY SECURITIES AND EXCHANGEABLE DEBENTURES. At December 31, 1997, Pennzoil's marketable equity securities were recorded at their fair value of $946.0 million, including net unrealized gains of $186.3 million. For accounting purposes, at December 31, 1997, in determining the fair value of Pennzoil's investment in Chevron common stock, Pennzoil limited its fair value estimation of Chevron common stock to its net realizable value of $889.0 million under the terms of Pennzoil's exchangeable debentures. A hypothetical 10 percent adverse change in prices quoted by stock exchanges or provided by other sources for Chevron common stock or other marketable securities held by Pennzoil would not have had a material effect on the Company's results of operations for the fiscal year ended December 31, 1997. At December 31, 1997, Pennzoil's exchangeable debentures were recorded at their face amount of $889.0 million, with fixed interest rates ranging from 4.75% to 6.50%. With respect to the exchangeable debentures, a hypothetical 10 percent adverse change in market interest rates would have had no effect on the Company's results of operations for the fiscal year ended December 31, 1997. Reference is made to Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional information.

     INTEREST. At December 31, 1997, the fair value of Pennzoil's long-term debt, excluding the exchangeable debentures, commercial paper and short-term variable rate credit agreements, is projected to be $1.1 billion using quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. Such fair value exceeded the long-term debt carrying value by $124.7 million. Pennzoil's long-term debt obligations have fixed interest rates. Because Pennzoil has no current plans to redeem these obligations before their stated maturity or call date, Pennzoil is not exposed to cash flow or fair value risk from market interest rate changes. The fair value of commercial paper and short-term variable rate credit agreements is considered to be the same as the carrying amount. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. A hypothetical 10 percent adverse change in market interest rates relative to the aforementioned securities would not have had a material effect on Pennzoil's results of operations for the fiscal year ending December 31, 1997.

INTEREST CHARGES, NET

     During 1997, Pennzoil's interest charges, net of interest capitalized, decreased $13.6 million from 1996 levels. The decrease in interest charges, net of capitalized interest, is due primarily to lower average borrowings and higher capitalized interest.

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                   1997          1996          1995
                                                 --------      --------      --------
                                                       (EXPRESSED IN THOUSANDS)
Interest expense...............................  $176,891      $188,155      $198,579
Less: Interest capitalized.....................    13,085        10,735         4,231
                                                 --------      --------      --------
                                                 $163,806      $177,420      $194,348
                                                 ========      ========      ========

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Pennzoil had cash and cash equivalents of $18.6 million and $34.4 million at December 31, 1997 and 1996, respectively. Cash flow generated from operating activities and proceeds from the sales of assets in 1997 totaled approximately $623.4 million. These funds were used primarily for capital expenditures ($559.5 million), for the net payment of debt ($18.8 million) and for payment of cash dividends ($47.1 million).

     INVESTMENT IN CHEVRON CORPORATION. As of December 31, 1997, Pennzoil beneficially owned approximately 17.8 million shares of Chevron common stock that have been deposited with exchange agents for possible exchange for $397.2 million and $491.8 million principal amount of exchangeable debentures of Pennzoil due January 15, 2003 and October 1, 2003, respectively, at exchange rates equivalent to $42 1/16 and $58 13/16 per share of Chevron common stock, respectively. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. The quarterly dividend rate on Chevron common stock for the first quarter 1997 was $.54 per share. In the second quarter of 1997, Chevron increased its quarterly dividend rate to $.58 per share. Pennzoil received approximately $41.0 million in dividends on its investment in Chevron stock in 1997. In the first quarter of 1998, Chevron increased its quarterly dividend rate to $.61 per share.

     EXCHANGEABLE DEBENTURES. Included in Pennzoil's long-term indebtedness as of December 31, 1997 is an aggregate of $889.0 million principal amount of exchangeable debentures. These debentures are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, into approximately 17.8 million shares of Chevron common stock beneficially owned by Pennzoil. The exchangeable debentures were issued in two series. The 6 1/2% Exchangeable Senior Debentures (the "6 1/2% Debentures"), $397.2 million principal amount outstanding, and the 4 3/4% Exchangeable Senior Debentures (the "4 3/4% Debentures"), $491.8 million principal amount outstanding, are exchangeable into shares of Chevron common stock at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively). The closing transactions price for Chevron common stock reported on the New York Stock Exchange on December 31, 1997 was $77.00 per share. Through December 31, 1997, $8.2 million of the 4 3/4% Debentures and $3.2 million of the 6 1/2% Debentures had been tendered for exchange. The 6 1/2% Debentures and the 4 3/4% Debentures can be called at Pennzoil's option beginning in January 1998 and October 1998, respectively.

     On December 23, 1997, Pennzoil filed a registration statement on Form S-4 with the SEC proposing to issue up to $889.1 million principal amount of new exchangeable debentures ("New Debentures") in exchange (the "Exchange Offer") for a portion of its 6 1/2% Debentures and its 4 3/4% Debentures. The New Debentures would have terms substantially similar to the existing debentures except for the maturity date, call date, coupon and the number of Chevron shares into which the New Debentures are exchangeable.

     Pursuant to the Exchange Offer as currently proposed, the New Debentures would mature in 2008, with an option to call the debentures by Pennzoil beginning in 2000; the coupon for the New Debentures would be determined through a modified "Dutch Auction" process. Existing holders of exchangeable debentures accepted in the exchange would be given New Debentures with par amounts equal to 103 percent of the market value of the debentures submitted. Cash would be paid for any equivalent fractional New Debentures. The number of Chevron shares which the New Debentures are expected to be exchangeable into is 82.3 percent of the number of shares that the submitted debentures were exchangeable into.

     Pennzoil currently intends to periodically sell the Chevron shares that would no longer be required to be deposited with exchange agents as a result of the Exchange Offer. Pennzoil has also announced that it currently intends to call the remaining exchangeable debentures that are not accepted in the Exchange Offer.

     If the Exchange Offer is completed as currently proposed, Pennzoil expects to record an extraordinary after-tax loss in 1998 of approximately $191 million as a result of these transactions; this extraordinary loss is expected to be partially offset by an after-tax gain of approximately $130 million resulting from gains on the shares of Chevron stock assumed to be delivered in exchange for existing exchangeable debentures under current exchange rights and gains on shares of Chevron stock assumed to be sold. Shareholders' equity would be increased by approximately $60 million of after-tax unrealized holding gain on Chevron common stock beneficially owned by Pennzoil, reflecting the adjustment to market value from net realizable value prior to the Exchange Offer of the remaining shares of Chevron common stock held by Pennzoil, reduced by liquidated holding gains on the shares of Chevron stock assumed to be delivered in exchange for existing exchangeable debentures under current exchange rights and the shares of Chevron stock assumed to be sold. The net change to shareholders' equity is estimated to be a reduction of approximately $1 million. The impact of the proposed Exchange Offer on long-term debt would be a net decrease of approximately $223 million due to an approximately $85 million reduction in the amount of exchangeable debt and an approximately $138 million reduction in variable-rate credit arrangements as a result of the use of the proceeds of the proposed sale of Chevron shares.

     PRO FORMA EFFECT OF EXCHANGE OF OUTSTANDING EXCHANGEABLE DEBENTURES FOR CHEVRON COMMON STOCK. If the Exchange Offer is not completed and the holders of all currently outstanding exchangeable debentures were to exchange their debentures for shares of Chevron common stock, Pennzoil would realize a taxable gain. The following table presents the calculation of Pennzoil's actual debt to capital ratio as of December 31, 1997 and its unaudited pro forma debt to capital ratio as of December 31, 1997, assuming (i) all exchangeable debentures are exchanged for shares of Chevron common stock, (ii) Pennzoil borrows an amount equal to the cash taxes to be owed due to the realization of the capital gain, and (iii) the full statutory federal tax rate of 35 percent would apply to the resulting taxable gain. Currently, Pennzoil would be subject to a 20 percent cash tax rate, with the balance of 15 percent payable when Pennzoil is no longer subject to alternative minimum tax.

                                                                      EFFECT OF EXCHANGE OF
                                                                    ALL CURRENTLY OUTSTANDING
                                                                     EXCHANGEABLE DEBENTURES
                                                              -------------------------------------
                                                                   ACTUAL             PRO FORMA
                                                              DECEMBER 31, 1997   DECEMBER 31, 1997
                                                              -----------------   -----------------
                                                                     (EXPRESSED IN MILLIONS)
Total debt, including current maturities....................      $2,199.9            $2,199.9
Exchange of debentures......................................            --              (889.0)
Borrowings to fund taxes due on realized gain...............            --               152.8
                                                                  --------            --------
                                                                   2,199.9             1,463.7
Shareholders' equity........................................       1,138.5             1,138.5
                                                                  --------            --------
Total capital...............................................      $3,338.4            $2,602.2
                                                                  ========            ========
Debt-to-capital ratio.......................................          65.9%               56.2%

     ACCOUNTS RECEIVABLE. At December 31, 1997 and 1996, current receivables included notes receivable of $12.4 million and $11.9 million, respectively. Other assets included long-term notes receivable of $41.4 million and $39.3 million at December 31, 1997 and 1996, respectively.

     In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a one-year receivables sales facility, which provided for the ongoing sales of up to

$135.0 million of accounts receivable of certain Pennzoil subsidiaries. In September 1997, the facility was amended to extend the expiration date of the facility to September 1998. Total accounts sold under this agreement were $135.0 million as of December 31, 1997. Pennzoil used the initial proceeds from this arrangement to reduce outstanding debt. Fees associated with these transactions totaled $8.1 million and $1.9 million in 1997 and 1996, respectively, and are netted against other income.

     CREDIT FACILITIES. Pennzoil has currently limited aggregate borrowings under its commercial paper programs to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $162.5 and $198.2 million at December 31, 1997 and December 31, 1996, respectively. The average interest rates applicable to outstanding commercial paper were 5.85 percent and 5.74 percent during 1997 and 1996, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil has currently limited its aggregate borrowings under these credit arrangements to $300.0 million. Outstanding borrowings totaled $185.0 million and $129.9 million at December 31, 1997 and 1996, respectively. The average interest rates applicable to amounts outstanding under these arrangements were 5.71 percent and 5.53 percent during 1997 and 1996, respectively. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     Pennzoil's current revolving credit facility (the "Revolving Credit Facility") with a group of banks provides for up to $600.0 million of unsecured revolving credit borrowings through May 26, 1998, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1999. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100.0 million. Outstanding borrowings under Pennzoil's revolving credit facilities totaled $108.0 million and $99.0 million at December 31, 1997 and 1996, respectively. The average interest rate applicable to amounts outstanding under Pennzoil's revolving credit facilities was 5.79 percent and 5.67 percent during 1997 and 1996, respectively.

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

     In July 1996, Pennzoil completed the sale of its non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, Pennzoil received net proceeds of $196.3 million from the sale. Proceeds from the sale were primarily used to reduce outstanding debt. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     In late 1997, Pennzoil sold its 50 percent interest in a natural gas joint venture in the Zama/Virgo region of northwest Alberta to Phillips and received net proceeds of $101.9 million and recorded an after tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in Pennzoil's consolidated results for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties during 1997.

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

     In June 1997, Pennzoil sold its PennUnion natural gas marketing subsidiary to Columbia and recorded a pretax charge of $10.0 million.

     CLASSIFICATION OF BORROWINGS UNDER CREDIT FACILITIES. As of December 31, 1997, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable rate credit arrangements, collectively, the "short-term facilities") totaled $347.5 million, all of which, beginning with the execution of the Revolving Credit Facility in May 1996, has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and Pennzoil's intent to maintain such commitments in excess of one year subject to overall reductions in debt levels. Prior to the execution of the Revolving Credit Facility, borrowings under the short-term facilities were classified as short-term debt, and borrowings under the previous revolving credit facility were classified as long-term debt.

     CAPITAL EXPENDITURES. Total capital expenditures for 1997 were $559.5 million, including $13.1 million of interest capitalized, a decrease of $6.1 million from comparable 1996 capital expenditure levels.

     The table below summarizes the current 1998 capital budget by segment compared with 1997 and 1996 capital expenditures. The capital budget is reassessed from time to time, and could, for example, be adjusted to reflect changes in oil and gas prices and other economic factors.

                                                  1998
                                                 BUDGET      1997       1996
                                                 ------     ------     ------
                                                   (EXPRESSED IN MILLIONS)
Oil and Gas....................................  $447.3     $406.4     $311.9
Motor Oil & Refined Products...................    60.6      122.0      231.7
Franchise Operations...........................    33.6       25.9       19.5
Corporate and Other............................    13.7        5.2        2.5
                                                 ------     ------     ------
                                                 $555.2     $559.5     $565.6
                                                 ======     ======     ======

     Pennzoil currently expects to generate funds for its budgeted 1998 capital expenditures from a combination of some, or all, of the following: cash flows from operations, borrowings under its short-term facilities and revolving credit facility and available cash.

     ENVIRONMENTAL MATTERS. Pennzoil continues to make capital and operating expenditures relating to the environment, including expenditures associated with its compliance with federal, state and local environmental regulations. As they continue to evolve, environmental protection laws are expected to have an increasing impact on Pennzoil's operations. In connection with pollution abatement efforts related to current operations, Pennzoil made capital expenditures of approximately $34.0 million in 1997 and $33.0 million in 1996. Capital expenditures for environmental control facilities are currently expected to be approximately $41.0 million in 1998. Pennzoil's recurring operating expenditures relating to environmental compliance activities are not material.

     Pennzoil is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in Pennzoil's consolidated financial statements. Pennzoil adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Pennzoil's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time, is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. Pennzoil's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors.

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1997 and 1996, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $20.6 million and $30.4 million, respectively. Of these reserves, $2.4 million and $2.1 million are reflected in the consolidated balance sheet as current liabilities as of December 31, 1997 and 1996, respectively, and $18.2 million and $28.3 million are reflected as other liabilities as of December 31, 1997 and 1996, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

     YEAR 2000. Pennzoil has begun the process of identifying, evaluating and implementing new operating computer systems necessary to address potential year 2000 compliance issues. Many of Pennzoil's operating and financial systems are already compliant. Pennzoil's remaining operating and financial systems are scheduled for compliance in phases and will be compliant by the year 2000. Pennzoil is communicating with software vendors, business partners and others with which it conducts business to provide written assurances that their systems will be year 2000 compliant. The total future cost associated with potential year 2000 compliance issues has not been determined, but is not expected to have a material adverse effect on the consolidated financial position or results of operations of Pennzoil.

     OTHER MATTERS. Pennzoil does not currently consider the impact of inflation to be significant in the businesses in which Pennzoil operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 305 of Regulation S-K is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil, together with the report thereon of Arthur Andersen LLP dated February 27, 1998 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-39 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 1999 and 2000" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing under the captions "Director Remuneration" set forth within the section entitled "Election of Directors" and under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Director Remuneration" and "Certain Transactions" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" and under the caption "Compensation Committee Interlocks and Insider Participation" in Pennzoil's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

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

(A)(3) EXHIBITS.

          *3(a)           -- Restated Certificate of Incorporation of Pennzoil
                             Company, as amended through May 10, 1996 (Pennzoil
                             Company 10-Q (March 31, 1997), SEC File No. 1-5591,
                             Exhibit 3).
          *3(b)           -- By-laws of Pennzoil Company, as amended through July 1,
                             1997 (Pennzoil Company 8-K (July 11, 1997), SEC File No.
                             1-5591, Exhibit 1).
          *4(a)           -- Indenture dated as of February 15, 1986 (the "1986
                             Indenture") between Pennzoil Company and Mellon Bank,
                             N.A., Trustee (Pennzoil Company 10-Q (June 30, 1986), SEC
                             File No. 1-5591, Exhibit 4(a)).
          *4(b)           -- Officer's Certificate dated as of March 16, 1987
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 9%
                             Debentures due April 1, 2017 (Pennzoil Company 10-Q
                             (March 31, 1987), SEC File
                             No. 1-5591, Exhibit 4(a)).
          *4(c)           -- Officer's Certificate dated as of April 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 5/8%
                             Debentures due June 1, 2001 (Pennzoil Company 10-Q (March
                             31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(d)           -- Officer's Certificate dated as of November 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/8%
                             Debentures due November 15, 2009 and 9 5/8% Notes due
                             November 15, 1999 (Pennzoil Company 10-K (1989), SEC File
                             No. 1-5591, Exhibit 4(n)).
          *4(e)           -- Officer's Certificate dated as of November 19, 1990
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/4%
                             Debentures due November 1, 2005 (Pennzoil Company 10-K
                             (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(f)           -- Instrument of Resignation, Appointment and Acceptance
                             dated as of April 1, 1991 among Pennzoil Company, Mellon
                             Bank, N.A., as Retiring Trustee, and Texas Commerce Bank
                             National Association, as Successor Trustee, under the
                             1986 Indenture (Pennzoil Company 10-K (1991), SEC File
                             No. 1-5591, Exhibit 4(p)).
          *4(g)           -- Indenture dated as of December 15, 1992 (the "1992
                             Indenture") between Pennzoil Company and Texas Commerce
                             Bank National Association, Trustee (Pennzoil Company 10-K
                             (1992), SEC File No. 1-5591, Exhibit 4(o)).
          *4(h)           -- First Supplemental Indenture dated as of January 13, 1993 to the 1992 Indenture (Pennzoil Company 10-K (1992), SEC
                             File No. 1-5591, Exhibit 4(p)).
          *4(i)           -- Second Supplemental Indenture dated as of October 12,
                             1993 to the 1992 Indenture (Pennzoil Company 10-K (1993),
                             SEC File No. 1-5591, Exhibit 4(i)).
          *4(j)           -- Rights Agreement dated as of October 28, 1994 between
                             Pennzoil Company and Chemical Bank, as Rights Agent
                             (Pennzoil Company 8-K (October 28, 1994), SEC File No.
                             1-5591, Exhibit 1).
                             Pennzoil Company agrees to furnish to the Commission upon
                             request a copy of any agreement defining the rights of
                             holders of long-term debt of Pennzoil Company and all its
                             subsidiaries for which consolidated or unconsolidated
                             financial statements are required to be filed, under
                             which the total amount of securities authorized does not
                             exceed 10% of the total assets of Pennzoil Company and
                             its subsidiaries on a consolidated basis.
       +*10(a)            -- 1981 Stock Option Plan of Pennzoil Company (Registration
                             No. 2-76935, Exhibit 4(a)).
       +*10(b)            -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(c)            -- Pennzoil Company Salary Continuation Plan (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(g)).

       +*10(d)            -- Pennzoil Company Supplemental Disability Plan effective
                             January 1, 1978 (Pennzoil Company 10-K(1977), SEC File
                             No. 1-5591, Exhibit 5(y)).
       +*10(e)            -- Pennzoil Company Supplemental Life Insurance Plan
                             effective January 1, 1978, as amended (Pennzoil Company
                             10-K (1980), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(f)            -- Pennzoil Company Deferred Compensation Plan (Pennzoil
                             Company 10-K (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(g)            -- Specimen of Pennzoil Company Deferred Compensation
                             Agreement (Pennzoil Company 10-K (1982), SEC File No.
                             1-5591, Exhibit 10(j)(1)).
       +*10(h)            -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control
                             (Pennzoil 10-Q (September 30, 1982), SEC File
                             No. 1-5591, Exhibit 28).
       +*10(i)            -- Pennzoil Company Section 415 Excess Benefit Agreements
                             (Pennzoil Company 10-Q (March 31, 1980), SEC File No.
                             1-5591, Exhibit 5).
       +*10(j)            -- Pennzoil Company Medical Expenses Reimbursement Plan
                             effective January 1, 1978 (Pennzoil Company 10-K(1977),
                             SEC File No. 1-5591, Exhibit 5(v)).
       +*10(k)            -- Pennzoil Company 1985 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 25,
                             1985), SEC File No. 1-5591, Exhibit B).
       +*10(l)            -- Pennzoil Company Executive Severance Plan (Pennzoil
                             Company 10-K (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(m)            -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 26, 1990), SEC
                             File No. 1-5591, Exhibit A).
       +*10(n)            -- Pennzoil Company 1990 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 26,
                             1990), SEC File No. 1-5591, Exhibit B).
       +*10(o)            -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 13, 1993), SEC
                             File No. 1-5591, Exhibit A).
       +*10(p)            -- Pennzoil Company 1993 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 13,
                             1993), SEC File No. 1-5591, Exhibit B).
       +*10(q)            -- Employment Agreement between Pennzoil Company and Stephen
                             D. Chesebro' dated as of February 10, 1997 (Pennzoil
                             Company 10-K (1996), SEC File No. 1-5591, Exhibit 10(r)).
       +*10(r)            -- Employment Agreement between Pennzoil Company and Donald
                             A. Frederick dated February 10, 1997 (Pennzoil Company
                             10-K (1996), SEC File No. 1-5591, Exhibit 10(s)).
          12              -- Computation of Ratio of Earnings to Fixed Charges for the
                             years ended December 31, 1997, 1996, 1995, 1994 and 1993.
          21              -- List of Subsidiaries of Pennzoil Company.
          23(a)           -- Consent of Arthur Andersen LLP.
          23(b)           -- Consent of Ryder Scott Company Petroleum Engineers.
          24              -- Powers of Attorney.
          27              -- Financial Data Schedule.
          99(a)           -- Summary of Reserve Report of Ryder Scott Company
                             Petroleum Engineers as of December 31, 1997 relating to
                             oil and gas reserves.

---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                   PENNZOIL COMPANY

                                        By:          JAMES L. PATE
                                           -------------------------------------
                                           (JAMES L. PATE, CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER)

                                          Date: March 5, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                      TITLE
                      ---------                                      -----                        DATE

                   JAMES L. PATE                       Principal Executive Officer               March 5, 1998
-----------------------------------------------------  and Director
      (JAMES L. PATE, CHAIRMAN OF THE BOARD AND
              CHIEF EXECUTIVE OFFICER)

               DAVID P. ALDERSON, II                   Principal Financial and                   March 5, 1998
-----------------------------------------------------  Accounting Officer
   (DAVID P. ALDERSON, II, GROUP VICE PRESIDENT --
               FINANCE AND ACCOUNTING)

                HOWARD H. BAKER, JR.*
                   W. J. BOVAIRD*
               W. L. LYONS BROWN, JR.*
                 ERNEST H. COCKRELL*
                  HARRY H. CULLEN*                     A majority of the Directors               March 5, 1998
                   ALFONSO FANJUL*                        of the Registrant
              CHARLES BERDON LAWRENCE*
                  BRENT SCOWCROFT*
                  GERALD B. SMITH*
                 CYRIL WAGNER, JR.*

*By:            DAVID P. ALDERSON, II
-----------------------------------------------------
      (DAVID P. ALDERSON, II, ATTORNEY-IN-FACT)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 27, 1998

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       PENNZOIL COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                          1997           1996           1995
                                                       ----------     ----------     ----------
                                                            (EXPRESSED IN THOUSANDS EXCEPT
                                                                  PER SHARE AMOUNTS)
REVENUES
  Net sales..........................................  $2,511,247     $2,364,732     $2,385,287
  Investment and other income, net...................     143,057        122,114        104,699
                                                       ----------     ----------     ----------
                                                        2,654,304      2,486,846      2,489,986
COSTS AND EXPENSES
  Cost of sales......................................   1,391,772      1,421,731      1,537,737
  Selling, general and administrative expenses.......     387,964        349,019        419,530
  Depreciation, depletion and amortization...........     288,848        273,937        325,119
  Impairment of long-lived assets (Note 1)...........      --             --            399,830
  Exploration expenses...............................      67,664         44,271         39,782
  Taxes, other than income...........................      49,855         51,342         51,315
  Interest charges...................................     176,891        188,155        198,579
  Interest capitalized...............................     (13,085)       (10,735)        (4,231)
                                                       ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAX......................     304,395        169,126       (477,675)
Income tax provision (benefit).......................     124,140         35,228       (172,533)
                                                       ----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS.............     180,255        133,898       (305,142)
Extraordinary items (Note 3).........................      (5,188)        --             --
                                                       ----------     ----------     ----------
NET INCOME (LOSS)....................................  $  175,067     $  133,898     $ (305,142)
                                                       ==========     ==========     ==========
BASIC EARNINGS (LOSS) PER SHARE
  Total before extraordinary items...................  $     3.83     $     2.88     $    (6.60)
  Extraordinary items................................        (.11)        --             --
                                                       ----------     ----------     ----------
          TOTAL BASIC................................  $     3.72     $     2.88     $    (6.60)
                                                       ==========     ==========     ==========
DILUTED EARNINGS (LOSS) PER SHARE
  Total before extraordinary items...................  $     3.76     $     2.86     $    (6.60)
  Extraordinary items................................        (.11)        --             --
                                                       ----------     ----------     ----------
          TOTAL DILUTED..............................  $     3.65     $     2.86     $    (6.60)
                                                       ==========     ==========     ==========
DIVIDENDS PER COMMON SHARE...........................  $     1.00     $     1.00     $     2.50
                                                       ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   18,594     $   34,383
  Receivables (Note 1)......................................     234,282        250,328
  Inventories
     Crude oil and natural gas..............................      20,883         24,365
     Motor oil and refined products.........................     184,027        147,554
  Materials and supplies, at average cost...................      20,772         22,083
  Deferred income tax.......................................      19,479         20,834
  Other current assets (Note 4).............................      96,677         38,045
                                                              ----------     ----------
          TOTAL CURRENT ASSETS..............................     594,714        537,592
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and Gas, successful efforts method of accounting......   4,604,674      4,387,277
  Motor Oil & Refined Products..............................   1,182,930      1,170,259
  Franchise Operations......................................     228,048        206,100
  Other.....................................................     104,054        100,679
                                                              ----------     ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT...............   6,119,706      5,864,315
  Less accumulated depreciation, depletion and
     amortization...........................................   3,621,109      3,546,231
                                                              ----------     ----------
          NET PROPERTY, PLANT AND EQUIPMENT.................   2,498,597      2,318,084
                                                              ----------     ----------
OTHER ASSETS
  Marketable securities and other investments (Note 1)......     945,995        955,182
  Other.....................................................     366,581        313,396
                                                              ----------     ----------
          TOTAL OTHER ASSETS................................   1,312,576      1,268,578
                                                              ----------     ----------
TOTAL ASSETS................................................  $4,405,887     $4,124,254
                                                              ==========     ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  DECEMBER 31
                                           -------------------------
                                              1997           1996
                                           ----------     ----------
                                           (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Current maturities of long-term
     debt...............................   $    2,363     $    1,181
  Accounts payable (Note 4).............      297,205        246,277
  Taxes accrued.........................       38,909          2,811
  Interest accrued......................       30,016         30,827
  Payroll accrued.......................       27,135         25,530
  Other current liabilities.............       90,367         86,321
                                           ----------     ----------
          TOTAL CURRENT LIABILITIES.....      485,995        392,947
LONG-TERM DEBT, less current maturities
  (Note 3)
  Exchangeable debentures...............      889,027        900,397
  Other long-term debt..................    1,308,520      1,317,409
                                           ----------     ----------
          TOTAL LONG-TERM DEBT, less
             current maturities.........    2,197,547      2,217,806
DEFERRED INCOME TAX.....................      288,677        241,791
OTHER LIABILITIES.......................      295,129        302,635
                                           ----------     ----------
          TOTAL LIABILITIES.............    3,267,348      3,155,179
                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
  Common stock, $0.83 1/3
     par -- authorized 100,000,000
     shares, issued 52,208,888 shares...       43,507         43,507
  Additional capital....................      325,460        323,209
  Retained earnings.....................      842,597        714,676
  Net unrealized holding gain on
     marketable securities (Note 1).....      186,325        191,803
  Cumulative foreign currency
     translation adjustment and other...       (9,427)        (3,450)
  Common stock in treasury, at cost,
     4,663,080 shares in 1997
     and 5,609,926 shares in 1996.......     (249,923)      (300,670)
                                           ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY....    1,138,539        969,075
                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY................................   $4,405,887     $4,124,254
                                           ==========     ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              YEAR ENDED DECEMBER 31
                                       ---------------------------------------------------------------------
                                               1997                    1996                    1995
                                       ---------------------   ---------------------   ---------------------
                                        SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                       --------   ----------   --------   ----------   --------   ----------
                                                             (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.83 1/3 par --
  Authorized 100,000,000 shares
  Balance January 1 and December
     31..............................   52,209    $   43,507    52,209    $   43,507    52,209    $   43,507
                                       -------    ----------   -------    ----------   -------    ----------
ADDITIONAL CAPITAL
  Balance January 1..................                323,209                 324,812                 326,862
     Shares reissued.................                  2,251                  (1,603)                 (2,050)
                                                  ----------              ----------              ----------
  Balance December 31................                325,460                 323,209                 324,812
                                                  ----------              ----------              ----------
RETAINED EARNINGS
  Balance January 1..................                714,676                 627,257               1,047,993
     Net income (loss)...............                175,067                 133,898                (305,142)
     Dividends on common stock.......                (47,146)                (46,479)               (115,594)
                                                  ----------              ----------              ----------
  Balance December 31................                842,597                 714,676                 627,257
                                                  ----------              ----------              ----------
NET UNREALIZED HOLDING GAIN ON
  MARKETABLE SECURITIES (Note 1)
  Balance January 1..................                191,803                 155,629                 112,668
     Change in net unrealized holding
       gain..........................                 (5,478)                 36,174                  42,961
                                                  ----------              ----------              ----------
  Balance December 31................                186,325                 191,803                 155,629
                                                  ----------              ----------              ----------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1..................                 (3,450)                 (2,036)                   (848)
     Translation adjustment..........                 (5,982)                 (1,429)                 (1,176)
     Change in additional minimum
       pension liability.............                      5                      15                     (12)
                                                  ----------              ----------              ----------
  Balance December 31................                 (9,427)                 (3,450)                 (2,036)
                                                  ----------              ----------              ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1..................   (5,610)     (300,670)   (5,839)     (312,937)   (6,082)     (325,918)
     Shares reissued.................      947        50,747       229        12,267       243        12,981
                                       -------    ----------   -------    ----------   -------    ----------
  Balance December 31................   (4,663)     (249,923)   (5,610)     (300,670)   (5,839)     (312,937)
                                       -------    ----------   -------    ----------   -------    ----------
TOTAL SHAREHOLDERS' EQUITY...........   47,546    $1,138,539    46,599    $  969,075    46,370    $  836,232
                                       =======    ==========   =======    ==========   =======    ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                           ----------------------------------------
                                              1997           1996           1995
                                           -----------    -----------    ----------
                                                   (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................   $   175,067    $   133,898    $ (305,142)
  Adjustments to reconcile net income
     (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and
          amortization..................       288,848        273,937       325,119
       Impairment of long-lived assets
          (Note 1)......................       --             --            399,830
       Dry holes and impairments........        31,441         11,587        11,448
       Deferred income tax..............        59,034         20,914      (175,446)
       Gains on sales of assets.........       (66,665)       (61,508)       (7,739)
       Partnership distributions in
          excess of earnings............        23,774        --             --
       Non-cash and other nonoperating
          items (Note 1)................        47,898         53,635        52,153
       Change in operating assets and
          liabilities (Note 1)..........       (67,314)       (21,915)      146,813
                                           -----------    -----------    ----------
          Net cash provided by operating
            activities..................       492,083        410,548       447,036
                                           -----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................      (559,473)      (565,623)     (473,360)
  Acquisition of Viscosity Oil (Note
     10)................................       --             --            (33,642)
  Acquisition of Snap (Note 10).........       (41,000)       --             --
  Purchases of marketable securities and
     other investments..................      (585,279)      (572,836)     (664,553)
  Proceeds from sales of marketable
     securities and other investments...       590,396        578,871       655,482
  Proceeds from sales of assets (Note
     10)................................       131,326        480,284       192,316
  Other investing activities............       (24,867)        12,660        (7,368)
                                           -----------    -----------    ----------
          Net cash used in investing
            activities..................      (488,897)       (66,644)     (331,125)
                                           -----------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayments) of notes
     payable, net.......................        19,380       (139,165)      131,722
  Debt repayments.......................    (1,694,680)    (1,583,659)     (210,906)
  Proceeds from issuances of debt.......     1,656,500      1,435,679        77,598
  Dividends paid........................       (47,146)       (46,479)     (115,594)
  Proceeds from exercise of stock
     options (Note 7)...................        46,971            488        --
                                           -----------    -----------    ----------
          Net cash used in financing
            activities..................       (18,975)      (333,136)     (117,180)
                                           -----------    -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................       (15,789)        10,768        (1,269)
CASH AND CASH EQUIVALENTS,
  beginning of period...................        34,383         23,615        24,884
                                           -----------    -----------    ----------
CASH AND CASH EQUIVALENTS, end of
  period................................   $    18,594    $    34,383    $   23,615
                                           ===========    ===========    ==========

See Notes to Consolidated Financial Statements.

                       PENNZOIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  General Policies --

     The accompanying consolidated financial statements include all majority-owned subsidiaries of Pennzoil Company ("Pennzoil" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

  Principles of Consolidation --

     The consolidated financial statements include the accounts of those subsidiaries that are more than 50 percent owned directly or indirectly, after elimination of intercompany balances and transactions. Pennzoil also consolidates its proportionate share of assets, liabilities, and results of operations of oil and gas joint ventures and partnerships.

     Amounts representing Pennzoil's percentage interest in the underlying net assets of less than majority owned companies in which a significant equity ownership interest is held are included in other assets. Pennzoil's equity earnings and losses from these investments are included in other income.

     Pennzoil's investment in Chevron Corporation ("Chevron") common stock is included in marketable securities and other investments at fair value. For accounting purposes, Pennzoil limits its fair value estimation of Chevron common stock to its net realizable value. Reference is made to Notes 3 and 5 for additional information. Investments in all other marketable securities are included in other assets at cost, which approximates fair value. Dividends from these companies are included in other income as received.

  Marketable Securities and Other Investments --

     Pennzoil accounts for certain investments in debt and equity securities by following the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, Pennzoil's investment in Chevron common stock, which shares are classified as "available for sale," is reported at fair value, determined as described above under "-- Principles of Consolidation," with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. As of December 31, 1997, Pennzoil beneficially owned approximately 17.8 million shares of Chevron common stock, acquired at an average cost of approximately $33.68 per share.

     Unrealized gains on Pennzoil's investment in Chevron common stock are subject to the exchange rights of holders of Pennzoil's $397.2 million outstanding principal amount of 6 1/2% Exchangeable Senior Debentures due January 15, 2003 (the "6 1/2% Debentures") and $491.8 million outstanding principal amount of 4 3/4% Exchangeable Senior Debentures due October 1, 2003 (the "4 3/4% Debentures"), all of which are exchangeable at the option of the holders thereof for shares of Chevron common stock owned by Pennzoil. Reference is made to Note 3 for additional information. The fair value of the shares of Chevron common stock held by Pennzoil, determined as described above under "-- Principles of Consolidation," as of December 31, 1997 and 1996 was $49.93 and $50.00, respectively, per share, based on the closing transaction price for Chevron

                       PENNZOIL COMPANY AND SUBSIDIARIES
common stock reported on the New York Stock Exchange on December 31, 1997 and December 31, 1996 of $77.00 and $65.00 per share, reduced by a reserve for certain exchange rights relating to Pennzoil's outstanding 6 1/2% Debentures and 4 3/4% Debentures. As of December 31, 1997 and December 31, 1996, the net unrealized after-tax gain included in shareholders' equity related to Pennzoil's investment in Chevron common stock was $188.1 million and $191.8 million, respectively.

     The cost, fair value (which, in the case of Chevron common stock, is determined as described above under "-- Principles of Consolidation") and unrealized gains related to Pennzoil's marketable securities are as follows:

                                                       ESTIMATED     UNREALIZED
             AT DECEMBER 31                  COST      FAIR VALUE      GAINS
             --------------                --------    ----------    ----------
                                                 (EXPRESSED IN THOUSANDS)
1997
  Non-current marketable securities and
     other investments:
     Chevron common stock...............   $599,652     $889,027      $289,375
     Other marketable securities and
       investments......................     56,968       56,968            --
                                           --------     --------      --------
  Total non-current marketable
     securities
     and other investments..............   $656,620     $945,995      $289,375
                                           ========     ========      ========
1996
  Non-current marketable securities and
     other investments:
     Chevron common stock...............   $608,565     $903,647      $295,082
     Other marketable securities and
       investments......................     51,535       51,535            --
                                           --------     --------      --------
  Total non-current marketable
     securities
     and other investments..............   $660,100     $955,182      $295,082
                                           ========     ========      ========

     Pennzoil's investments in debt securities are classified as "held-to-maturity" based on Pennzoil's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist primarily of domestic commercial paper. All of Pennzoil's "held-to-maturity" securities approximate their fair values based on the relatively short maturities of those investments.

     Income effects from marketable securities and other investments are discussed below.

  Investment and Other Income, Net --

     Other revenues, net of related expenses, are included in "Investment and Other Income, Net," which consists of the following:

                                             1997         1996         1995
                                           --------     --------     --------
                                                (EXPRESSED IN THOUSANDS)
Interest income.........................   $  7,867     $  7,043     $  9,411
Dividend income.........................     41,094       37,835       34,850
Realized gains on sales of marketable
  securities and other investments......     12,066          306           --
Net gains on sales of assets............     66,665       61,508        7,739
Settlements and refunds.................     11,282       (3,391)      25,913
Other income (expense), net.............      4,083       18,813       26,786
                                           --------     --------     --------
                                           $143,057     $122,114     $104,699
                                           ========     ========     ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $18.1 million in 1997 and $9.7 million in 1996. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $0.9 million in 1997 and 1996.

     At December 31, 1997 and 1996, current receivables included notes receivable of $12.4 million and $11.9 million, respectively. Other assets included long-term notes receivable of $41.4 million and $39.3 million at December 31, 1997 and 1996, respectively.

     In September 1996, Pennzoil Receivables Company, a wholly owned special purpose subsidiary of Pennzoil, entered into a one-year receivables sales facility, which provided for the ongoing sales of up to $135.0 million of accounts receivable of certain Pennzoil subsidiaries. In September 1997, the facility was amended to extend the expiration date of the facility to September 1998. Receivables sold under this agreement totaled $135.0 million as of December 31, 1997. Pennzoil used the initial proceeds from this arrangement to reduce outstanding debt. Fees associated with these transactions totaled $8.1 million and $1.9 million in 1997 and 1996, respectively, and are netted against other income.

  Inventories --

     A majority of inventories is reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $146.4 million at December 31, 1997 and $116.2 million at December 31, 1996. The current cost of LIFO inventories was approximately $170.7 million and $187.1 million at December 31, 1997 and 1996, respectively.

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

  Mineral Property Conveyances and Related Transactions --

     Pennzoil's mineral interests in oil and gas properties are frequently conveyed to others for a variety of reasons, including the desire to spread risks, to improve operating efficiencies, and to achieve tax benefits. The Company complies with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," in accounting for such conveyances.

     Pennzoil recognizes gains and losses when an oil and gas mineral interest is sold, either partially or in its entirety, based on the difference between the amount of sales proceeds received and the unamortized cost of the mineral interest sold. When a partial interest is retained, an allocation based on fair value is applied to the

                       PENNZOIL COMPANY AND SUBSIDIARIES
interest sold and to the partial interest retained for purposes of the gain or loss calculation. However, normal retirement treatment of the partial interest sold, without any recognition of a gain or loss, is used if the amortization basis of the assets retained is not significantly affected by the sale.

     In addition, gains or losses are not recognized when: (i) a transfer of assets used in oil and gas producing activities is exchanged for other assets also used in oil and gas producing activities, (ii) a pooling of assets in a joint undertaking intended to find, develop, or produce oil and gas from a particular property or group of properties occurs, or (iii) a partial interest in an unproved property is sold and substantial uncertainty exists as to recovery of the cost applicable to the interest retained. Under these circumstances, amounts received are treated as a recovery of prior costs incurred.

  Property, Plant and Equipment and Depreciation, Depletion and Amortization --

     Effective July 1, 1995, Pennzoil adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in write-downs of proved oil and gas properties that were not required under its prior impairment policy. Certain proved oil and gas fields in North America were deemed to be impaired because they were not expected to individually recover their entire carrying value. The 1995 pretax charge was $399.8 million for asset impairments, of which $378.9 million was attributable to the impairment of Pennzoil's proved oil and gas properties. Prior to the adoption of SFAS No. 121, Pennzoil periodically reviewed the carrying amounts of proven properties and an impairment reserve was provided as conditions warranted. There were no impairments recorded under SFAS No. 121 in 1997 or 1996.

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

  Revenue Recognition --

     Oil and gas revenues are recognized when produced. For production from properties with natural gas imbalances, Pennzoil uses the sales method of accounting. Under the sales method, revenue is recognized based on actual volumes of gas sold to purchasers. The volume of gas sold may differ from volumes to which Pennzoil is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances, which are monitored over the life of the reservoir. At December 31, 1997, Pennzoil's gas imbalance reflects a net underproduced position of 1.2 billion cubic feet ("Bcf") of gas. Pennzoil expects to correct this imbalance with co-owners through future production or alternative arrangements generally accepted by the industry depending on the specific circumstances involved.

     All other significant revenues are recognized when title passes to the customer or when the service is performed.

  Derivative Instruments --

     Pennzoil has a price risk management program that utilizes financial instruments, principally crude oil and natural gas swaps, to reduce the price risks associated with fluctuations in crude oil and natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas swaps designated as hedges of anticipated transactions related to anticipated production are treated as deferred credits or charges and are included in other current liabilities or other current assets on the balance sheet. Net gains and losses on crude oil and natural gas swaps designated as

                       PENNZOIL COMPANY AND SUBSIDIARIES
hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced.

     In order for crude oil and natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are recognized in other income when incurred.

     Pennzoil also periodically enters into forward exchange contracts to hedge some of its monetary liabilities and commitments denominated in foreign currencies. Forward exchange contracts are used to manage exposure to adverse fluctuations in foreign currency exchange rates. Gains and losses related to these qualifying hedges are deferred and recognized in operating income when the hedged transaction occurs. Foreign currency transactions which do not qualify as hedges are marked-to-market and gains and losses are recognized through other income.

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

  Intangible Assets --

     Substantially all intangible assets, included in other assets in the accompanying consolidated balance sheet, relate to goodwill recognized in business combinations accounted for as purchases. Goodwill included in other assets in the accompanying consolidated balance sheet was $158.5 million at December 31, 1997 and $114.7 million at December 31, 1996, net of accumulated amortization of $39.1 million and $33.2 million, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded during 1997 and 1996 was $13.1 million and $10.6 million, respectively.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial.

     Non-cash and other nonoperating items consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                 (EXPRESSED IN THOUSANDS)
Non-cash accruals........................................    $ 52,518    $ 39,954    $ 48,326
Undistributed (earnings) losses from equity in
  unconsolidated subsidiaries............................        (312)      6,844      (3,283)
Gain on sale of marketable securities....................     (12,066)         --          --
Other non-cash and nonoperating items....................       7,758       6,837       7,110
                                                             --------    --------    --------
                                                             $ 47,898    $ 53,635    $ 52,153
                                                             ========    ========    ========

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Changes in operating assets and liabilities, net of effects from the purchase of equity interests in certain businesses acquired, consist of the following:

                                                    YEAR ENDED DECEMBER 31
                                           ----------------------------------------
                                              1997           1996           1995
                                           ----------     ----------     ----------
                                                   (EXPRESSED IN THOUSANDS)
Receivables
  Current federal income taxes
     receivable.........................   $   (5,492)    $       --     $   (5,958)
  Other receivables.....................       12,316         80,798          2,680
Inventories.............................      (54,453)        (7,302)        10,923
Payables
  Current federal income taxes
     payable............................       (5,492)         5,958        101,446
  Accounts payable and accrued
     liabilities(1)(2)..................       90,659        (91,248)        73,725
Other assets and liabilities(2).........     (104,852)       (10,121)       (36,003)
                                           ----------     ----------     ----------
(Increase) decrease in operating assets
  and liabilities.......................   $  (67,314)    $  (21,915)    $  146,813
                                           ==========     ==========     ==========
Cash paid during the period for:
  Interest (net of amount
     capitalized).......................   $  162,257     $  179,490     $  188,886
  Income taxes(3).......................   $   30,625     $   13,441     $ (107,167)

---------------
(1) Included in 1997 accrued liabilities is $42.2 million associated with foreign taxes payable resulting from the December 1997 gain on the sale of Canadian oil and gas properties. Current accounting guidelines require that gains on sales of certain oil and gas reserves and related assets be removed from net income when determining net operating cash inflows while the related current federal income tax is required to be included in determining operating cash flows. Pennzoil believes that the income tax effect should be treated consistently with the associated gain when analyzing the elements of operating cash flows.

(2) Included in 1997 accounts payable and accrued liabilities and other assets are $40.6 million and $40.1 million, respectively, associated with a series of forward contracts entered into to hedge against the foreign currency risk associated with Pennzoil's $42.2 million Canadian tax liability. See footnote 1 above and Note 4 for additional information.

(3) 1995 income taxes include cash tax refunds of $122.1 million.

                       PENNZOIL COMPANY AND SUBSIDIARIES

  Earnings Per Share --

     Pennzoil has adopted SFAS No. 128, "Earnings Per Share," which requires restatement of all comparative per share amounts. Under the provisions of SFAS No. 128, the presentation of primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share presentations have been replaced with diluted earnings per share for potentially dilutive securities such as outstanding options, convertible debt and preferred stock. All prior period earnings per share data have been restated.

     Basic earnings per share are computed based on the weighted average shares of common stock outstanding. Earnings per share computations to reconcile basic and diluted income from continuing operations for the years 1997, 1996 and 1995 consist of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    ---------
                                                             (EXPRESSED IN THOUSANDS EXCEPT
                                                                   PER SHARE AMOUNTS)
Income from continuing operations.......................    $180,255    $133,898    $(305,142)
Basic weighted average shares...........................      47,119      46,473       46,245
Effect of dilutive securities(1):
  Options...............................................         688         183           --
  Awards................................................         116         102           --
Diluted weighted average shares.........................      47,923      46,758       46,245
Per share income from continuing operations:
  Basic.................................................    $   3.83    $   2.88    $   (6.60)
  Diluted...............................................    $   3.76    $   2.86    $   (6.60)

---------------

(1) A weighted average year-to-date number of options to purchase 713,369 and 1,982,107 shares of common stock were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted per share income from continuing operations because the options' exercise prices were greater than the average market price of the common shares. A weighted average year-to-date number of options to purchase 2,603,332 shares of common stock and awards of 82,675 shares of common stock were outstanding during 1995, but were not included in the computation of diluted per share income from continuing operations because these options and awards would result in an antidilutive per share amount.

  International Operations --

     Consolidated income (loss) from continuing operations before income tax includes income (losses) from international operations of $39.4 million, ($37.2) million and ($99.8) million in 1997, 1996 and 1995, respectively.

  Recent Accounting Pronouncements --

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new standard, companies will be required to report certain information about operating segments in consolidated statements. Operating segments will be determined based on the method

                       PENNZOIL COMPANY AND SUBSIDIARIES
by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

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

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) for continuing operations consists of the following:

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          --------     --------     ---------
                                                               (EXPRESSED IN THOUSANDS)
Current
  United States.........................................  $ 28,285     $ 11,994     $   1,800
  Foreign...............................................    37,359          485           741
  State.................................................      (538)       1,835           372
Deferred
  United States.........................................    58,140       12,356      (142,627)
  Foreign...............................................    (6,044)       2,728       (24,039)
  State.................................................     6,938        5,830        (8,780)
                                                          --------     --------     ---------
                                                          $124,140     $ 35,228     $(172,533)
                                                          ========     ========     =========

     Pennzoil's net deferred tax liability is as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax liability......................................  $ 551,826     $ 478,342
Deferred tax asset..........................................   (312,905)     (280,631)
Valuation allowance.........................................     30,277        23,246
                                                              ---------     ---------
          Net deferred tax liability........................  $ 269,198     $ 220,957
                                                              =========     =========

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
Investment in equity securities.............................  $ 138,808     $ 143,117
Property, plant and equipment...............................    335,088       284,221
Proceeds from issuance of exchangeable debentures
  treated as option proceeds................................     40,855        40,953
Original issue discount on exchangeable debentures..........    (26,763)      (29,880)
Alternative minimum tax credit carryforward.................   (101,719)      (92,499)
Net operating loss carryforwards............................    (38,037)      (32,898)
Other, net..................................................   (109,311)     (115,303)
Valuation allowance.........................................     30,277        23,246
                                                              ---------     ---------
          Net deferred tax liability........................  $ 269,198     $ 220,957
                                                              =========     =========

     The principal items accounting for the difference in income taxes on income
(loss) from continuing operations computed at the federal statutory rate and income taxes as recorded are as follows:

                                                YEAR ENDED DECEMBER 31
                                           ---------------------------------
                                             1997        1996        1995
                                           --------    --------    ---------
                                               (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at
  statutory rate........................   $106,538    $ 59,194    $(167,187)
Increases (reductions) resulting from:
  Dividends received deduction..........    (10,068)     (9,272)      (8,535)
  State income taxes, net...............      4,160       4,982       (5,465)
  Sale of foreign subsidiary(1).........         --     (19,094)          --
  Taxes on foreign income in excess of
     statutory rate(2)..................     20,355        (509)        (618)
  Nondeductible goodwill................      2,429       2,303       11,815
  Other, net............................        726      (2,376)      (2,543)
                                           --------    --------    ---------
Income tax provision (benefit)..........   $124,140    $ 35,228    $(172,533)
                                           ========    ========    =========

---------------

(1) In 1996 Pennzoil recognized a tax benefit from the sale of stock of Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of Pennzoil. The benefit was attributable to prior foreign losses and asset write-downs that had not previously been recognized for tax purposes. Reference is made to Note 10 for additional information on the sale of Pennzoil Canada.

(2) In December 1997, Pennzoil received net proceeds of $101.9 million from the sale of its remaining Canadian oil and gas assets. A pretax gain of $67.6 million and Canadian income taxes of $29.6 million were recorded in connection with the sale. The $29.6 million has been deducted in calculating the U.S. income tax liability.

     The Internal Revenue Service is currently reviewing Pennzoil's 1993, 1994 and 1995 federal income tax returns.

     As of December 31, 1997, Pennzoil had a United States net operating loss carryforward of approximately $4.5 million, which is available to reduce future regular federal income taxes payable. Additionally, for purposes of determining alternative minimum tax, an approximate $3.1 million net operating loss is available to offset future alternative minimum taxable income. Utilization of these regular and alternative minimum tax net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2000 to 2006. In addition, Pennzoil has approximately $101.7 million of alternative minimum tax credits indefinitely available to reduce future regular tax liability to the extent it exceeds the related alternative

                       PENNZOIL COMPANY AND SUBSIDIARIES
minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Pennzoil also has state net operating loss carryforwards, the tax effect of which was approximately $38.0 million as of December 31, 1997. A valuation allowance of approximately $28.6 million has been established to offset the portion of the deferred tax asset related to state tax loss carryforwards expected to expire before their utilization.

(3) DEBT --

     Debt outstanding was as follows:

                                                 DECEMBER 31
                                           ------------------------
                                              1997          1996
                                           ----------    ----------
                                           (EXPRESSED IN THOUSANDS)
Exchangeable debentures
  6 1/2% due 2003.......................   $  397,247    $  400,397
  4 3/4% due 2003.......................      491,780       500,000
Other debentures and notes
  9 5/8% due 1999.......................      200,000       200,000
  10 5/8% due 2001......................      150,000       150,000
  10 1/4% due 2005......................      250,000       250,000
  10 1/8% due 2009......................      200,000       200,000
  9% due 2017...........................           --        38,500
Revolving credit facilities with
  banks.................................      108,000        99,000
Commercial paper........................      162,475       198,176
Variable-rate credit arrangements.......      185,000       129,920
Other (including debenture premiums and
  discounts)............................       55,408        52,994
                                           ----------    ----------
  Total debt, including current
     maturities.........................    2,199,910     2,218,987
Less amounts classified as
  short-term:...........................        2,363         1,181
                                           ----------    ----------
  Total long-term amount................   $2,197,547    $2,217,806
                                           ==========    ==========

     Pennzoil's current revolving credit facility (the "Revolving Credit Facility") with a group of banks provides for up to $600 million of unsecured revolving credit borrowings through May 26, 1998, with any outstanding borrowings on such date being converted into a term credit facility terminating on May 30, 1999. Pennzoil has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by $100 million. Outstanding borrowings under Pennzoil's revolving credit facilities totaled $108.0 million and $99.0 million at December 31, 1997 and 1996, respectively. The average interest rate applicable to amounts outstanding under Pennzoil's revolving credit facilities was 5.79% and 5.67% during 1997 and 1996, respectively.

     Pennzoil has currently limited aggregate borrowings under its commercial paper programs to $500.0 million. Borrowings under Pennzoil's commercial paper facilities totaled $162.5 and $198.2 million at December 31, 1997 and December 31, 1996, respectively. The average interest rates applicable to outstanding commercial paper were 5.85% and 5.74% during 1997 and 1996, respectively.

     Pennzoil has several short-term variable-rate credit arrangements with certain banks. Pennzoil has currently limited its aggregate borrowings under these credit arrangements to $300.0 million. Outstanding borrowings totaled $185.0 million and $129.9 million at December 31, 1997 and 1996, respectively. The average interest rates applicable to amounts outstanding under these arrangements were 5.71% and 5.53% during 1997 and 1996, respectively. None of the banks under these credit arrangements has any obligation to

                       PENNZOIL COMPANY AND SUBSIDIARIES
continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     As of December 31, 1997, borrowings under Pennzoil's commercial paper and short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable rate credit arrangements, collectively, the "short-term facilities") totaled $347.5 million, all of which, beginning with the execution of the Revolving Credit Facility in May 1996, has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and Pennzoil's intent to maintain such commitments in excess of one year. Prior to the execution of the Revolving Credit Facility, borrowings under the short-term facilities were classified as short-term debt, and borrowings under the previous revolving credit facility were classified as long-term debt.

     In April 1997, Pennzoil redeemed $38.5 million principal amount of indebtedness consisting of all of Pennzoil's outstanding 9% debentures due 2017. The purchase premium and related unamortized discount and debt issue costs relating to the redemption resulted in an extraordinary charge of $1.3 million, net of tax.

     During 1997 certain owners of Pennzoil's exchangeable debentures requested to exchange their debentures for Chevron common stock, in accordance with the respective supplemental indentures. Pennzoil recorded an extraordinary charge of $3.9 million, net of tax associated with the exchanges based on the difference between the carrying amount of the debt and the value tendered for exchange.

     The 6 1/2% Exchangeable Senior Debentures (the "6 1/2% Debentures") and the 4 3/4% Exchangeable Senior Debentures (the "4 3/4% Debentures") are exchangeable at the option of the holders thereof at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock beneficially owned by Pennzoil at exchange rates of 23.774 shares and 17.004 shares, respectively, per $1,000 principal amount of the 6 1/2% Debentures and the 4 3/4% Debentures (the equivalent of $42 1/16 per share and $58 13/16 per share, respectively), subject to adjustment in certain events. In lieu of delivering certificates representing shares of Chevron common stock in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may, at its option, pay to any holder surrendering the 6 1/2% Debentures and the 4 3/4% Debentures an amount in cash equal to the market price of the shares for which the 6 1/2% Debentures and the 4 3/4% Debentures are exchangeable. Pennzoil has deposited a sufficient number of shares of Chevron common stock with exchange agents for possible exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Under the instruments governing the 6 1/2% Debentures and the 4 3/4% Debentures, Pennzoil may not pledge, mortgage, hypothecate or grant a security interest in, or permit any mortgage, pledge, security interest or other lien upon, the shares of Chevron common stock deposited with exchange agents and deliverable in exchange for the 6 1/2% Debentures and the 4 3/4% Debentures. Pennzoil may at any time obtain from the exchange agents or otherwise authorize or direct the exchange agents to release all or part of the approximately 17.8 million shares of Chevron common stock deposited with the exchange agents. However, in the event Pennzoil obtains or otherwise releases any shares of Chevron common stock subject to exchange, each holder of a 6 1/2% Debenture or a 4 3/4% Debenture will generally have the right, at such holder's option, to require Pennzoil to repurchase all or a portion of such holder's debentures at a premium.

     On December 23, 1997, Pennzoil filed a registration statement on Form S-4 with the Securities and Exchange Commission proposing to issue up to $889.1 million principal amount of new exchangeable senior debentures ("New Debentures") in exchange for a portion of its 6 1/2% Debentures and its 4 3/4% Debentures. The New Debentures would have terms substantially similar to the existing debentures except for the maturity date, call date, coupon and the number of Chevron shares into which the New Debentures are exchangeable.

     At December 31, 1997, aggregate maturities of long-term debt, excluding commercial paper and short-term variable rate credit arrangements, for the years ending December 31, 1998 through 2002 were $2.4 million, $308.2 million, $.4 million, $150.2 million and $.1 million, respectively. These maturities include $108.0 million in 1999 related to maturities of borrowings under Pennzoil's Revolving Credit Facility.

                       PENNZOIL COMPANY AND SUBSIDIARIES

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

     Other financial guarantees include debt and lease obligation guarantees with expiration dates of up to twenty years issued to third parties to guarantee the performance of customers and franchisees in the fast-lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements. Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. The largest of these commitments is to provide a guarantee for letters of credit issued by third parties to meet the reinsurance requirements of Pennzoil's captive insurance subsidiary. This commitment has no stated maturity and is expected to vary in amount from year to year to meet the reinsurance requirements. Reserves established for reported and incurred but not reported insurance losses in the amount of $39.5 million and $39.7 million have been recognized in Pennzoil's consolidated balance sheet as of December 31, 1997 and 1996, respectively. The credit risk to Pennzoil is mitigated by the insurance subsidiary's portfolio of high-quality, short-term investments used to collateralize the letters of credit. At December 31, 1997, the market value of the collateral represented approximately 122% of the estimated credit risk.

     Pennzoil has a price risk management program that permits the utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices as they relate to Pennzoil's anticipated production of its crude oil and natural gas reserves of Pennzoil's marketing. The estimated value of amounts owed to Pennzoil under open commodity price hedges was $0.7 million as of December 31, 1997 and $1.2 million as of December 31, 1996; such amounts (to the extent realized) are expected to be substantially offset by corresponding decreases in the market price of underlying commodities.

     In connection with Pennzoil's disposition of Pennzoil Resources Canada Ltd., in 1997, Pennzoil entered into a series of forward contracts at an average exchange rate of 1.412 Cdn.$/U.S.$ to hedge against the foreign currency risk associated with its $42.2 million Canadian tax liability due in early 1998. Under these contracts, the counterparties would pay Pennzoil Cdn.$57.3 million in 1998, and Pennzoil would concurrently pay the counterparties U.S.$40.6 million. In connection with these forward contracts, at December 31, 1997, Pennzoil has recorded a liability of $40.6 million, included in accounts payable, and an asset of $40.1 million, included in other current assets. Unrealized losses at December 31, 1997 totaling $0.5 million are deferred and any unrealized gains or losses will be recognized in income upon the settlement of the forward contracts.

     Pennzoil conducts its price risk management program with major financial institutions and industry partners which the company believes present a minimal credit risk. Pennzoil is exposed to potential market risks if its physical markets for delivery do not substantially correlate with markets designated as indices in the financial instruments used for price risk management.

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Following are the amounts related to Pennzoil's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance and forward foreign currency exchange contracts as of December 31, 1997 and 1996.

                                                                    CONTRACT OR
                                                                  NOTIONAL AMOUNTS
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
                                                              (EXPRESSED IN THOUSANDS)
Financial guarantees relating to Excel Paralubes............  $ 16,790       $255,900
Natural gas volume delivery guarantees......................     9,102         22,838
Other financial guarantees..................................     5,159          8,305
Commitments to extend financial guarantees
  Guarantees of letters of credit...........................    32,525         24,388
  Other guarantees..........................................     9,557         14,383
Forward foreign currency exchange contracts.................    40,576             --
                                                              --------       --------
     Total..................................................  $113,709       $325,814
                                                              ========       ========

     Pennzoil has agreed to sell most of its U.S. natural gas production at market prices to Columbia Energy Services Corp. ("Columbia") under a contract that terminates on June 30, 2001.

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

  Concentrations of Credit Risk --

     Pennzoil extends credit to various companies in the oil and gas, motor oil and refined products and fast lube industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil's overall credit risk. However, management believes that consolidated receivables are well diversified, thereby reducing potential credit risk to Pennzoil, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1997. Pennzoil's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments With Off-Balance-Sheet Risk."

     At December 31, 1997, receivables related to these group concentrations in the oil and gas, motor oil and refined products and fast lube industries were $94.4 million, $160.0 million, and $31.5 million, respectively, compared with $128.4 million, $137.9 million and $29.1 million, respectively, at December 31, 1996.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil's other balance sheet financial instruments.

                                               DECEMBER 31, 1997           DECEMBER 31, 1996
                                            ------------------------    ------------------------
                                                          ESTIMATED                   ESTIMATED
                                             CARRYING       MARKET       CARRYING       MARKET
                                              AMOUNT        VALUE         AMOUNT        VALUE
                                            ----------    ----------    ----------    ----------
                                                          (EXPRESSED IN THOUSANDS)
Notes receivable..........................  $   52,610    $   51,314    $   50,299    $   48,893
Long-term investments.....................     945,995     1,428,059       956,122     1,227,092
Exchangeable debentures...................     889,027     1,382,596       900,396     1,193,614
Other long-term debt......................   1,310,883     1,435,564     1,318,591     1,448,652

     The following methods and assumptions were used to estimate the market value of each class of financial instrument included above:

          Notes Receivable. The estimated market value of notes receivable is based on discounting future cash flows using estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities.

          Long-Term Investments. The estimated market value of long-term investments is based on quoted market prices at year end for those investments. The carrying amount of the investment in Chevron common stock beneficially owned by Pennzoil is limited to the carrying amount of the exchangeable debentures of $889.0 million on the balance sheet. Reference is made to Note 1 for additional information.

          Long-Term Debt. The estimated market value of Pennzoil's long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality.

          Exchangeable Debentures. The estimated market value of the exchangeable debt reflected above is based on quoted market prices which are driven by the price of the Chevron shares into which the debt is exchangeable. The debentures are exchangeable at the option of the holders thereof into approximately 17.8 million shares of Chevron common stock beneficially owned by Pennzoil. Pennzoil's liability for the debentures is effectively limited to the face value of the exchangeable debt of $889.0 million. Reference is made to Note 3 for additional information.

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $3.4 million and $6.1 million as of December 31, 1997 and December 31, 1996, respectively. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil to obtain third party letters of credit to relieve Pennzoil of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube International, Inc. ("Jiffy Lube") franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     The estimated value of amounts owed to Pennzoil under its open commodity price hedges was $0.7 million as of December 31, 1997 and $1.2 million as of December 31, 1996. The estimated value of Pennzoil's open commodity price hedges is the amount that Pennzoil would receive or pay to terminate its hedge agreements, taking into account the creditworthiness of the hedge counterparties.

     The estimated value of amounts owed by Pennzoil under its foreign currency exchange contracts was $40.6 million as of December 31, 1997. Pennzoil did not have any open foreign currency exchange contracts as of December 31, 1996. The estimated value of Pennzoil's foreign currency exchange contracts represents the

                       PENNZOIL COMPANY AND SUBSIDIARIES
original contract amount adjusted using the year-end closing spot exchange rate. Reference is made to Note 4 for further information regarding off-balance sheet financial instruments.

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

     Net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                                   1997          1996          1995
                                                 --------      --------      --------
                                                       (EXPRESSED IN THOUSANDS)
Service cost -- benefits earned during the
  year.........................................  $  8,506      $  8,510      $  8,190
Interest cost on projected benefit
  obligations..................................    15,127        13,760        12,743
Expected return on plan assets.................   (23,557)      (18,195)      (11,846)
Net amortization and deferral..................    (1,063)        1,500         1,723
                                                 --------      --------      --------
          Net periodic pension cost............      (987)     $  5,575      $ 10,810
                                                 ========      ========      ========

     Actual return on plans' assets was $64.8 million, $46.3 million and $47.6 million in 1997, 1996 and 1995, respectively.

     Assumptions used were:

                                                              AS OF DECEMBER 31
                                                          --------------------------
                                                          1997       1996       1995
                                                          -----      -----      ----
Discount rates..........................................   7.25%      7.50%     7.50%
Weighted average rates of increase in compensation
  levels................................................   4.60%      4.60%     4.60%
Expected long-term rate of return on assets.............  10.50%     10.50%     9.00%

                       PENNZOIL COMPANY AND SUBSIDIARIES

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet:

                                        DECEMBER 31, 1997                          DECEMBER 31, 1996
                             ----------------------------------------   ----------------------------------------
                              PLANS WHERE     PLANS WHERE                PLANS WHERE     PLANS WHERE
                             ASSETS EXCEED    ACCUMULATED               ASSETS EXCEED    ACCUMULATED
                              ACCUMULATED      BENEFITS       TOTAL      ACCUMULATED      BENEFITS       TOTAL
                               BENEFITS      EXCEED ASSETS    PLANS       BENEFITS      EXCEED ASSETS    PLANS
                             -------------   -------------   --------   -------------   -------------   --------
                                                          (EXPRESSED IN THOUSANDS)
Actuarial present value of
  benefit obligations:
  Vested benefit
     obligation............    $183,342         $ 6,312      $189,654     $157,852         $ 5,045      $162,897
                               ========         =======      ========     ========         =======      ========
  Accumulated benefit
     obligation............    $205,281         $ 6,504      $211,785     $178,008         $ 5,153      $183,161
                               ========         =======      ========     ========         =======      ========
  Projected benefit
     obligation............     226,054           8,714       234,768      194,544           6,567       201,111
Plan assets at fair
  value....................     273,422             308       273,730      217,552             802       218,354
                               --------         -------      --------     --------         -------      --------
Projected benefit
  obligation (in excess of)
  less than plan assets....      47,368          (8,406)       38,962       23,008          (5,765)       17,243
Unrecognized net (gain)
  loss.....................     (88,899)          2,035       (86,864)     (53,457)          1,287       (52,170)
Prior service cost not
  yet recognized in net
  periodic pension cost....      29,590           3,742        33,332       16,542           2,871        19,413
Unrecognized net
  obligation (asset).......        (889)              1          (888)      (1,121)             28        (1,093)
Minimum liability
  adjustment...............          --          (3,568)       (3,568)          --          (2,810)       (2,810)
                               --------         -------      --------     --------         -------      --------
Pension liability
  recognized in the
  consolidated
  balance sheet............    $(12,830)        $(6,196)     $(19,026)    $(15,028)        $(4,389)     $(19,417)
                               ========         =======      ========     ========         =======      ========

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components:

                                                      1997     1996     1995
                                                     ------   ------   ------
                                                     (EXPRESSED IN THOUSANDS)
Service cost -- benefits attributed to service
  during the period................................  $1,162   $1,283   $1,217
Interest cost on accumulated postretirement benefit
  obligation.......................................   4,491    5,015    5,795
Amortization of unrecognized net losses............      --       --       81
                                                     ------   ------   ------
Net periodic postretirement benefit cost...........  $5,653   $6,298   $7,093
                                                     ======   ======   ======

     The following table sets forth the plans' combined status reconciled with the amount included in the consolidated balance sheet at December 31, 1997 and 1996:

                                                           1997           1996
                                                         ---------      ---------
                                                         (EXPRESSED IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.............................................   $43,255        $46,685
  Fully eligible active plan participants..............     5,253          8,048
  Other active plan participants.......................    15,947         15,664
                                                          -------        -------
Total accumulated postretirement benefit obligation....    64,455         70,397
Unrecognized net gain (loss) from changes in
  assumptions..........................................     4,232         (2,480)
                                                          -------        -------
Accrued postretirement benefit cost....................   $68,687        $67,917
                                                          =======        =======

     For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 5% through the year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $3.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.3 million.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 were 7.25% and 7.50%, respectively.

  Contribution Plans --

     Pennzoil has defined contribution plans covering substantially all employees who have completed one year of service. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation are matched between 50% and 100% by Pennzoil. The cost of such company contributions totaled $9.0 million in 1997, $9.0 million in 1996 and $10.7 million in 1995.

(7) CAPITAL STOCK AND STOCK OPTIONS --

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 9,747,720 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1997. Pursuant to its authority to divide the preferred stock into a series, the Board of Directors in October 1994 designated 750,000 shares of preferred stock as a series of "Series A Junior Participating Preferred Stock." The Series A Junior Participating Preferred Stock is issuable upon the exercise of certain rights to purchase the Series A Junior Participating Preferred Stock ("Rights"). One Right was distributed with respect to each share of Pennzoil

                       PENNZOIL COMPANY AND SUBSIDIARIES
common stock outstanding at the close of business on November 11, 1994, and Rights are issuable with all subsequently issued shares of Pennzoil common stock prior to the date the Rights become exercisable or expire. The Rights are not currently exercisable or transferable apart from the Pennzoil common stock. Each Right entitles the holder to purchase from Pennzoil a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at $140 per share upon the occurrence of certain specified events.

     Pennzoil's Restated Certificate of Incorporation authorizes the issuance of up to 27,862,924 shares of preference common stock. None of these shares were issued or outstanding at December 31, 1997. Dividend rights on any preference common stock are junior to the rights of any Pennzoil preferred stock and senior to the rights of Pennzoil common stock.

     In 1997, Pennzoil adopted two new incentive plans and reserved an additional 1,350,000 shares of common stock for issuance pursuant to such incentive plans. At December 31, 1997, Pennzoil had 3,829,185 shares of common stock reserved for issuance under all employee benefit plans.

     At December 31, 1997, Pennzoil had nonqualified stock option plans covering a total of 3,695,413 shares of Pennzoil common stock (compared to 3,400,304 shares at December 31, 1996), of which 726,457 shares were available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1997, expiration dates for the outstanding options ranged from December 1998 to December 2007 and the average exercise price per share was $52.19. Payment of the exercise price may be made in cash or in shares of Pennzoil common stock previously owned by the optionee, valued at the then-current market value.

     Additional information with respect to the stock option activity during 1997, 1996, and 1995 is summarized in the following table:

                                          1997                    1996                    1995
                                  ---------------------   ---------------------   ---------------------
                                              WTD. AVG.               WTD. AVG.               WTD. AVG.
                                              EXERCISE                EXERCISE                EXERCISE
         STOCK OPTIONS             SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
         -------------            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year..........................  3,311,921    $54.20     2,587,740    $58.75     1,980,349    $63.75
  Granted.......................    827,441    $52.70       872,570    $39.64       745,272    $45.19
  Exercised.....................    786,843    $54.77        35,838    $46.76            --        --
  Lapsed........................    115,515    $43.09       112,551    $48.46       125,916    $57.24
  Expired.......................    268,048    $74.88            --        --        11,965    $57.24
                                  ---------    ------     ---------               ---------
Outstanding at end of year......  2,968,956    $52.19     3,311,921    $54.20     2,587,740    $58.75
                                  =========               =========               =========
Options exercisable at
  year-end......................  1,511,084               2,072,538               1,749,921
                                  =========               =========               =========

     The following table summarizes information about fixed stock options outstanding at December 31, 1997.

                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                       -------------------------------------------   ---------------------------
                                          NUMBER OF         WEIGHTED      WEIGHTED      NUMBER OF       WEIGHTED
                                           OPTIONS           AVERAGE      AVERAGE        OPTIONS        AVERAGE
                                         OUTSTANDING       CONTRACTUAL    EXERCISE     EXERCISABLE      EXERCISE
      RANGE OF EXERCISE PRICES         AT DEC. 31, 1997   LIFE IN YEARS    PRICE     AT DEC. 31, 1997    PRICE
      ------------------------         ----------------   -------------   --------   ----------------   --------
  $39.06 -$50.00.....................     1,125,044            7.8         $41.90         467,853        $43.03
  $50.01 -$65.00.....................     1,376,381            7.4         $52.94         605,250        $53.95
  $65.01 -$80.81.....................       467,531            3.1         $74.74         437,981        $75.17
                                          ---------                        ------       ---------        ------
  $39.06 -$80.81.....................     2,968,956                        $52.19       1,511,084        $56.72

                       PENNZOIL COMPANY AND SUBSIDIARIES

     In 1997, there were 51,341 units of common stock granted to selected employees under Pennzoil's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil common stock equal to the number of units granted. At December 31, 1997, units covering 105,332 shares of Pennzoil common stock were outstanding (compared to 88,746 shares at December 31, 1996). In 1997, 13,210 shares of Pennzoil common stock were distributed to selected employees upon maturity of awards granted under Pennzoil's conditional stock award programs. During 1997, units covering 21,545 shares of Pennzoil's common stock lapsed. These units had been granted in previous years under Pennzoil's conditional stock award programs.

     Pennzoil applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for Pennzoil's stock-based plans. Had compensation cost for Pennzoil's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," Pennzoil's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1997        1996        1995
                                                             --------    --------    ---------
                                                              (EXPRESSED IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net income (loss)...........................  As reported    $175,067    $133,898    $(305,142)
                                                Pro forma    $164,989    $130,121    $(308,886)
Basic earnings (loss) per share.............  As reported    $   3.72    $   2.88    $   (6.60)
                                                Pro forma    $   3.50    $   2.80    $   (6.68)
Diluted earnings (loss) per share...........  As reported    $   3.65    $   2.86    $   (6.60)
                                                Pro forma    $   3.44    $   2.78    $   (6.68)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.63%, 6.25% and 7.91%; dividend yield of 1.67%, 5.45% and 6.80%; stock price volatility factor of .2053, .2079 and .2368; and expected option lives of 10 years for each of the respective three years. The weighted average fair value of options granted during 1997, 1996 and 1995 was $18.74, $6.66 and $7.73 per option, respectively.

(8) COMMITMENTS AND CONTINGENCIES --

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

     Certain of Pennzoil's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with

                       PENNZOIL COMPANY AND SUBSIDIARIES
respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1997 and 1996, Pennzoil's consolidated balance sheet included accrued liabilities for environmental remediation of $20.6 million and $30.4 million, respectively. Of these reserves, $2.4 million and $2.1 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1997 and 1996, respectively, and $18.2 million and $28.3 million are reflected as other liabilities as of December 31, 1997 and 1996, respectively. Pennzoil does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil subsidiaries are PRPs, Pennzoil's conclusion is based in large part on
(i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil's monetary exposure is not expected to be material.

  Class Action --

     In April 1994, a lawsuit styled Lazy Oil, Inc. vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, was filed in the United States District Court for the Western District of Pennsylvania. Three other suits, Andreassi vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company and Thomas A. Miller Oil vs. Witco Corporation; Quaker State Corporation; and Pennzoil Company, and Wynnewood Drilling Associates v. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corporation; Pennzoil Company; and Pennzoil Products Company were also filed in 1994, containing allegations substantially identical to those in the Lazy Oil case. All four suits have been consolidated for discovery and trial. The consolidated case, styled Lazy Oil Co., John B. Andreassi and Thomas A. Miller Oil Co. on behalf of themselves and others similarly situated vs. Witco Corporation; Quaker State Corporation; Quaker State Oil Refining Corp.; Pennzoil Company and Pennzoil Products Company is currently pending in the United States District Court for the Western District of Pennsylvania, Erie Division. On December 31, 1997, the Court entered an order approving a settlement, over the objection of three of the four class representatives and certain other class members. Under the settlement, Pennzoil paid $9.7 million plus administrative costs. The objecting class representatives have given notice that they intend to appeal the approval of the settlement to the United States Court of Appeals for the Third Circuit. This class action suit brought by purchasers of "Penn Grade crude" alleged that, from 1981 to 1995, the defendants engaged in a combination and conspiracy in unreasonable restraint of trade in violation of Section 1 of the Sherman Act, by allegedly acting to fix, lower, maintain and stabilize the purchase price of "Penn Grade crude" sold by the plaintiffs and the other class members to the defendants. The plaintiffs also alleged that the defendants have fraudulently concealed their alleged combination and conspiracy. Plaintiffs' motion for class certification was not opposed by defendants, and the Court certified a class of plaintiffs consisting of all persons who sold "Penn Grade crude" to any of the defendants between 1981 and June 30, 1995. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Ramco Dispute --

     In October 1995, PEPCO, Pennzoil International, Inc., Pennzoil Caspian Corporation and Pennzoil Caspian Development Corporation filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The federal suit seeks to compel Ramco to arbitrate certain disputes that have arisen between it and the Pennzoil plaintiffs pursuant to the Federal Arbitration Act and the

                       PENNZOIL COMPANY AND SUBSIDIARIES

Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea and which Pennzoil Caspian Development Corporation, the State Oil Company of the Azerbaijan Republic and other foreign oil companies have agreed to explore and develop. After the filing of the federal action, the Pennzoil plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the Pennzoil plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the Pennzoil plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorneys' fees, costs of court and other unspecified relief. The judge in the federal suit granted in part the Pennzoil plaintiffs' motion to compel arbitration and ordered arbitration to be held in New York, New York. The Ramco defendants have appealed and the Pennzoil plaintiffs have cross-appealed to the United States Court of Appeals for the Fifth Circuit. Pennzoil believes that the final outcome of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

  Texas Federal Court Employment Action --

     In August 1996, a lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al., was filed in the United States District Court for the Southern District of Texas, Houston Division. The amended complaint filed by eleven named plaintiffs alleges wrongful and illegal discrimination by Pennzoil and subsidiaries against African-American employees and seeks actual damages of $75.0 million and punitive damages of three times that amount. Pennzoil vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the Court. Pennzoil believes that the final outcome of the case will not have a material effect on its consolidated financial condition or results of operations.

  Louisiana Federal Court Employment Action --

     In September 1997, a lawsuit styled Kenneth Epperson, et al. v. Pennzoil Co., et al., was filed in the United States District Court for the Western District of Louisiana, Shreveport Division. The amended complaint filed by nine named plaintiffs alleges discriminatory employment policies and practices against African-American and other minority employees and seeks attorneys' fees and costs, various forms of injunctive and equitable relief, $50.0 million in damages for back pay, front pay and emotional distress, and a minimum of three times that amount in punitive damages. Pennzoil vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the Court. Pennzoil believes that the final outcome of the case will not have a material effect on its consolidated financial condition or results of operations.

  Stockholder Action --

     Pennzoil and its directors have been named as defendants in several purported class actions filed during 1997 on behalf of the stockholders of Pennzoil in the Chancery Court of Delaware, all of which have been consolidated into one proceeding (the "Stockholder Action"). The complaints in the Stockholder Action allege breach of fiduciary duty on the part of the Pennzoil Board of Directors arising out of the proposal by Union Pacific Resources Group Inc. ("UPR") to acquire all outstanding shares of Pennzoil common stock. The complaints seek similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to plaintiffs and the putative class members and from taking steps to impede

                       PENNZOIL COMPANY AND SUBSIDIARIES
any offer to acquire Pennzoil, as well as damages in an unspecified amount. Plaintiffs have taken no action to prosecute the Stockholder Action since UPR terminated its tender offer for Pennzoil common stock in November 1997. Pennzoil believes that the final outcome of this case will not have a material effect on its consolidated financial condition or results of operations.

  Royalty Matters --

     More than 30 oil companies, including Pennzoil, are involved in disputes in which it is alleged that the oil companies and related parties have underpaid holders of royalty interests, overriding royalty interests and working interests in connection with the production of crude oil. The pending proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming (that have now been consolidated into one proceeding in Texas) and in state court in Texas, Utah, Alabama and Louisiana. Certain parties to the federal litigation have entered into a global settlement agreement, that is subject to court approval, which would provide a conditional nationwide settlement, subject to opt-outs, of the crude oil royalty, overriding royalty and working interest claims of all members of the settlement class, including claims in the federal litigation and in numerous other individual and class action cases pending throughout the United States. Pennzoil is a party to the settlement agreement, which explicitly refutes an admission of liability, but was entered into to avoid expensive and protracted litigation.

     Also pending is a separate suit in federal court in Texas alleging that more than 30 major oil companies, including Pennzoil, underpaid royalties to the Untied States in connection with crude oil produced from United States owned and/or controlled lands since 1986. The claims were filed by private litigants under the federal False Claims Act, and after investigation, the United States served notice of its intent to intervene as to certain defendants. The United States has not intervened with respect to claims against Pennzoil as of the date of this report. Pennzoil has not been served in the case, but anticipates defending vigorously against these claims. Pennzoil believes that it has acted reasonably and paid royalties in good faith.

     Pennzoil believes that the final outcome of these disputes will not have a material adverse effect on its consolidated financial condition or results of operations.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Total operating lease rental expenses for Pennzoil (exclusive of oil and gas lease rentals) were $70.4 million, $68.0 million and $70.0 million for 1997, 1996 and 1995, respectively. Non-current capital lease obligations are classified as other liabilities in the accompanying consolidated balance sheet.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1997 are as follows:

                                                                  AMOUNTS PAYABLE
                                                                     AS LESSEE
                                                              ------------------------
                                                              CAPITAL        OPERATING
                                                               LEASES         LEASES
                                                              --------       ---------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1998........................................................  $ 11,454       $ 61,439
1999........................................................    11,541         54,882
2000........................................................    11,675         49,917
2001........................................................    11,727         44,542
2002........................................................    11,606         42,058
Thereafter..................................................    67,717        302,953
                                                              --------       --------
Net minimum future lease payments...........................  $125,720       $555,791
                                                                             ========
Less interest...............................................    55,440
                                                              --------
Present value of net minimum lease payments at December 31,
  1997......................................................  $ 70,280
                                                              ========

     Assets recorded under capital lease obligations of $58.2 million and $44.1 million at December 31, 1997 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

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

                       PENNZOIL COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1997 are as follows:

                                                                 AMOUNTS RECEIVABLE
                                                                      AS LESSOR
                                                              -------------------------
                                                               DIRECT
                                                              FINANCING       OPERATING
                                                               LEASES          LEASES
                                                              ---------       ---------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1998........................................................   $ 4,593        $ 11,996
1999........................................................     4,651          11,542
2000........................................................     4,723          11,347
2001........................................................     4,781          10,532
2002........................................................     4,814          10,063
Thereafter..................................................    28,648          56,026
                                                               -------        --------
Net minimum future lease receipts...........................   $52,210        $111,506
                                                                              ========
Less unearned income........................................    22,626
                                                               -------
Net investment in direct financing leases at December 31,
  1997......................................................   $29,584
                                                               =======

(10) ACQUISITIONS AND DIVESTITURES --

  Sale of Interest in Azeri-Chirag-Gunashli Unit-

     In July 1996, Pennzoil completed the sale of approximately half of its 9.82 percent interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to affiliates of Exxon Corporation ("Exxon"), affiliates of ITOCHU Oil Exploration Co. Ltd. ("ITOCHU") and affiliates of Unocal Corporation ("Unocal"). The three companies will pay approximately $130.0 million to Pennzoil for a 5 percent working interest in the ACG unit (3.00 percent to Exxon, 1.47 percent to ITOCHU and 0.53 percent to Unocal) and the right to receive 51 percent of the payments due Pennzoil for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Net cash payments to Pennzoil are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83.0 million received at closing and another $5.0 million received in August 1996. A subsequent installment of $22.0 million was received in January 1998 and a final payment of $20.0 million is due when the unit reaches production of 200,000 barrels per day. Pennzoil retains a 4.8175 percent working interest in the ACG unit. As part of the transaction, the three companies will fund all of Pennzoil's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from Pennzoil's share of production from the ACG unit. In addition, Pennzoil received a net cash payment of approximately $16.0 million in August 1996 for reimbursement of Pennzoil's costs in the ACG unit incurred from January 1996 through July 1996. Through 1997, no gains have been recorded related to any of the above proceeds; instead, such receipts were applied to reduce Pennzoil's net investment in the ACG unit and gas utilization project.

  Joint Venture with Gulf Canada; Sale of Noncore Canadian Assets --

     In July 1996, Pennzoil completed two related transactions with Gulf Canada:
(i) the establishment of a joint venture for the development of natural gas reserves in the Zama/Virgo region of northwest Alberta and (ii) the sale by Pennzoil of its remaining, non-strategic Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, Pennzoil received net proceeds of $196.3 million from the sale. Pennzoil recorded an after-tax gain of $19.9 million on the sale, of which $19.1

                       PENNZOIL COMPANY AND SUBSIDIARIES
million was due to the recognition of certain tax benefits. Reference is made to
Note 2 of Notes to Consolidated Financial Statements for additional information.

     In December 1997, Pennzoil sold its 50 percent interest in the Zama/Virgo joint venture to Phillips Petroleum Company ("Phillips") and received net proceeds of $101.9 million and recorded an after tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in Pennzoil's consolidated results for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties during 1997.

  Sale of Vermejo Park Ranch --

     In September 1996, Pennzoil completed the sale of Vermejo Park Ranch to Vermejo Park, L.L.C., a Georgia limited liability company. The ranch is located in northern New Mexico and southern Colorado and is approximately 578,000 acres. Pennzoil recorded a gain of $25.6 million ($41.7 million before tax) from the sale.

  Acquisition of Snap Automotive Products --

     In November 1997, PPC acquired the marketing and distribution assets of Snap Automotive Products, Inc. ("Snap") for $41.0 million. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Snap subsequent to November 1997 have been included in Pennzoil's consolidated statement of income.

  Acquisition of Total Action Automotive Products --

     In October 1997, PPC acquired the assets of Total Action Automotive Products ("TAAP") for $3.5 million. The acquisition was accounted for using the purchase method of accounting, and the results of operations of TAAP subsequent to October 1997 have been included in Pennzoil's consolidated statement of income.

  Acquisition of Viscosity Oil --

     In September 1995, PPC acquired the assets of the Viscosity Oil division ("Viscosity Oil") of Case Corporation for $33.6 million. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Viscosity Oil subsequent to September 1995 have been included in Pennzoil's consolidated statement of income.

  Sale of PennUnion --

     In June 1997, Pennzoil sold its natural gas marketing subsidiary, PennUnion Energy Services, L.L.C., to Columbia and recorded a pretax charge of $10.0 million.

(11) MAJOR CUSTOMERS --

     In June 1997, Pennzoil agreed to sell most of its U.S. natural gas production at market prices to Columbia under a contract that terminates on June 30, 2001. Columbia's purchases accounted for 9% of Pennzoil's revenues for 1997.

(12) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by industry segment is presented in Item 1, Business and Item 2, Properties of this Annual Report on Form 10-K.

                       PENNZOIL COMPANY AND SUBSIDIARIES

        SUPPLEMENTAL FINANCIAL AND STATISTICAL INFORMATION -- UNAUDITED QUARTERLY RESULTS --

                                                                                INCOME
                                                                                BEFORE
                                                                 OPERATING   EXTRAORDINARY     NET
                                                     REVENUES    INCOME(1)       ITEMS        INCOME
                                                    ----------   ---------   -------------   --------
                                                                (EXPRESSED IN THOUSANDS)
1997
--------------------------------------------------
First Quarter.....................................  $  649,000   $140,388      $ 57,551      $ 57,551
Second Quarter....................................     648,357     98,044        23,877        23,877
Third Quarter.....................................     658,939    121,965        37,824        35,249
Fourth Quarter....................................     698,008    199,107        61,003        58,390
                                                    ----------   --------      --------      --------
                                                    $2,654,304   $559,504      $180,255      $175,067
                                                    ==========   ========      ========      ========
1996
--------------------------------------------------
First Quarter.....................................  $  587,341   $ 83,763      $ 15,769      $ 15,769
Second Quarter....................................     636,580     96,890        24,543        24,543
Third Quarter.....................................     653,688    127,935        65,125        65,125
Fourth Quarter....................................     609,237     93,113        28,461        28,461
                                                    ----------   --------      --------      --------
                                                    $2,486,846   $401,701      $133,898      $133,898
                                                    ==========   ========      ========      ========

                                                          BASIC EARNINGS
                                                            PER SHARE
                                                      ----------------------
                                                         BEFORE                   BEFORE
                                                      EXTRAORDINARY    NET     EXTRAORDINARY    NET
                                                          ITEMS       INCOME       ITEMS       INCOME
                                                      -------------   ------   -------------   ------
A4DILUTED EARNINGS PER SHARE
1997
----------------------------------------------------
First Quarter.......................................      $1.23       $1.23        $1.21       $1.21
Second Quarter......................................       0.51        0.51         0.50        0.50
Third Quarter.......................................       0.80        0.75         0.78        0.73
Fourth Quarter......................................       1.29        1.23         1.27        1.21
                                                          -----       -----        -----       -----
                                                          $3.83       $3.72        $3.76       $3.65
                                                          =====       =====        =====       =====
1996
----------------------------------------------------
First Quarter.......................................      $0.34       $0.34        $0.34       $0.34
Second Quarter......................................       0.53        0.53         0.53        0.53
Third Quarter.......................................       1.40        1.40         1.39        1.39
Fourth Quarter......................................       0.61        0.61         0.60        0.60
                                                          -----       -----        -----       -----
                                                          $2.88       $2.88        $2.86       $2.86
                                                          =====       =====        =====       =====

---------------

(1) Operating income is defined as net revenues less costs and operating expenses.

OIL AND GAS INFORMATION

  Estimated Quantities of Proved Oil and Gas Reserves

     Presented on the following page are Pennzoil's estimated net proved oil and gas reserves as of December 31, 1997, 1996 and 1995. Reserves in the United States are located onshore in all the main producing states (except Alaska) and offshore California, Louisiana and Texas. International reserves are located in Azerbaijan, Canada and Venezuela.

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

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                 UNITED                           UNITED                           UNITED
      PROVED OIL RESERVES        STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL
     (MILLIONS OF BARRELS)       ------   -------------   -----   ------   -------------   -----   ------   -------------   -----
Proved developed and
  undeveloped
  reserves(1)
  Beginning of year............    165           22         187     175           26         201     205           15         220
    Revisions of previous
      estimates
      -- economics.............     (7)           4          (3)      8            1           9       4           --           4
      -- performance and
         other.................      6           --           6      --            3           3     (18)          (2)        (20)
    Extensions and
      discoveries..............     13           30          43      12           13          25      21            3          24
    Estimated production.......    (20)          --         (20)    (20)          (1)        (21)    (22)          (2)        (24)
    Purchases of minerals in
      place(2).................     --           20          20       7            1           8       8           15          23
    Sales of minerals in
      place(2)(3)..............     (5)          (1)         (6)    (17)         (21)        (38)    (23)          (3)        (26)
                                 -----        -----       -----   -----        -----       -----   -----        -----       -----
  End of year..................    152           75         227     165           22         187     175           26         201
                                 =====        =====       =====   =====        =====       =====   =====        =====       =====
Proved developed reserves
  Beginning of year............    141            1         142     151           11         162     176           15         191
  End of year..................    128           14         142     141            1         142     151           11         162

PROVED NATURAL GAS RESERVES
(BILLIONS OF CUBIC FEET)
Proved developed and
  undeveloped reserves(1)(4)
  Beginning of year............  1,187           90       1,277   1,255          214       1,469   1,341          204       1,545
    Revisions of previous
      estimates
      -- economics.............    (24)          --         (24)     19           --          19      21           (3)         18
      -- performance and
         other.................     (2)          28          26      20           22          42      33            8          41
    Extensions and
      discoveries..............    104           23         127     145           29         174     212           30         242
    Estimated production.......   (206)          (8)       (214)   (202)         (17)       (219)   (218)         (20)       (238)
    Purchases of minerals in
      place(2).................     --           --          --       8           28          36      26            6          32
    Sales of minerals in
      place(2)(3)..............     (5)        (128)       (133)    (58)        (186)       (244)   (160)         (11)       (171)
                                 -----        -----       -----   -----        -----       -----   -----        -----       -----
End of year....................  1,054            5       1,059   1,187           90       1,277   1,255          214       1,469
                                 =====        =====       =====   =====        =====       =====   =====        =====       =====
Proved developed reserves(4)
  Beginning of year............  1,070           90       1,160   1,132          202       1,334   1,242          192       1,434
  End of year..................    964            4         968   1,070           90       1,160   1,132          202       1,334

---------------

(1) Included in 1997 reserves are 21 million barrels of crude oil, condensate, and natural gas liquids (14 million barrels of which are proved developed reserves) and 4 Bcf of proved developed natural gas reserves attributable to three operating service agreements in Venezuela between Petroleos de Venezuela, S.A. and Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of Pennzoil. Under these agreements, all mineral rights are owned by the government of Venezuela. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Oil and Gas" for additional information.

(2) There were no asset exchanges reported as purchases and sales of minerals in place for 1997. Purchases and sales of minerals in place for 1996 include 7 million barrels of oil and 33 Bcf of natural gas and 12 million barrels of oil and 37 Bcf of natural gas, respectively, associated with asset exchanges. Purchases and sales of minerals in place for 1995 include 2 million barrels of oil and 16 Bcf of natural gas and 2 million barrels of oil and 54 Bcf of natural gas, respectively, associated with asset exchanges.

(3) In July 1996, Pennzoil sold its non-strategic Canadian oil and gas assets to Gulf Canada. In December 1997, Pennzoil sold its remaining Canadian oil and gas assets, a 50 percent interest in a natural gas joint venture in the Zama/Virgo region of northwest Alberta, to Phillips. Reference is made to
    Note 10 and to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information on sales of oil and gas reserves.

(4) United States natural gas reserves for 1997, 1996 and 1995 exclude 178 Bcf, 182 Bcf and 156 Bcf, respectively, of carbon dioxide gas for sale or use in company operations.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The following table shows the aggregate capitalized costs related to oil and gas producing activities and related accumulated depreciation, depletion and amortization and valuation allowances.

                                                                  DECEMBER 31
                                                              -------------------
                                                               1997        1996
                                                              -------    --------
                                                                 (EXPRESSED IN
                                                                   MILLIONS)
Capitalized costs
  Proved properties.........................................  $ 4,345    $  4,128
  Unproved properties.......................................      260         260
                                                              -------    --------
                                                                4,605       4,388
  Accumulated depreciation, depletion and amortization......   (2,923)     (2,839)
                                                              -------    --------
                                                              $ 1,682    $  1,549
                                                              =======    ========

     The following table shows costs incurred in oil and gas producing activities (whether charged to expense or capitalized).

                                                                 YEAR ENDED DECEMBER 31
                               ------------------------------------------------------------------------------------------
                                           1997                           1996                           1995
                               ----------------------------   ----------------------------   ----------------------------
                               UNITED     INTER-              UNITED     INTER-              UNITED     INTER-
                               STATES   NATIONAL(1)   TOTAL   STATES   NATIONAL(1)   TOTAL   STATES   NATIONAL(1)   TOTAL
                               ------   -----------   -----   ------   -----------   -----   ------   -----------   -----
                                                                (EXPRESSED IN MILLIONS)
Costs incurred in oil and gas
  producing activities
     Property acquisition
       Unproved..............   $  9       $  2       $ 11     $ 10       $ (7)      $  3     $  6       $  6       $ 12
       Proved................      1         28         29        2          1          3       22          4         26
     Exploration.............     73         44        117      104         27        131       86         41        127
     Development.............    262         24        286      181         27        208      139         22        161
                                ----       ----       ----     ----       ----       ----     ----       ----       ----
                                $345       $ 98       $443     $297       $ 48       $345     $253       $ 73       $326
                                ====       ====       ====     ====       ====       ====     ====       ====       ====

---------------

 (1) Total costs incurred (reimbursed) during 1997, 1996 and 1995 include $19.0 million, ($4.0) million and $13.0 million, respectively, related to Pennzoil's Azerbaijan activities. Net reimbursements for unproved property acquisition related to the gas utilization project in Azerbaijan during 1997, 1996 and 1995 totaled approximately $4.0 million, $7.0 million and $36.0 million, respectively.

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

                                                                 YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------------------------------------
                                         1997                             1996                             1995
                            ------------------------------   ------------------------------   -------------------------------
                            UNITED                           UNITED                           UNITED
                            STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL
                            ------   -------------   -----   ------   -------------   -----   ------   -------------   ------
                                                                 (EXPRESSED IN MILLIONS)
Sales
  Outside customers.......   $523        $ 77        $600     $373        $ 41        $414    $ 543        $ 58        $  601
  Other segments, at
    market................    338          --         338      342          --         342      131          --           131
                             ----        ----        ----     ----        ----        ----    -----        ----        ------
                              861          77         938      715          41         756      674          58           732
                             ----        ----        ----     ----        ----        ----    -----        ----        ------
Costs and expenses
  Production costs
    Operating expenses....    156          10         166      148          13         161      168          20           188
    Production, severance
      and property
      taxes...............     33          --          33       35          --          35       34          --            34
  Technical support and
    other(1)..............     36          18          54       38          21          59       86          21           107
  Exploration expenses,
    including dry holes...     53          15          68       31          13          44       20          20            40
  Depreciation, depletion,
    amortization and
    impairment
    provisions(2).........    216           5         221      195          22         217      564          86           650
                             ----        ----        ----     ----        ----        ----    -----        ----        ------
                              494          48         542      447          69         516      872         147         1,019
                             ----        ----        ----     ----        ----        ----    -----        ----        ------
Pretax results of
  operations..............    367          29         396      268         (28)        240     (198)        (89)         (287)
Income tax expense
  (benefit)...............    128          31         159       97         (29)         68      (73)        (27)         (100)
                             ----        ----        ----     ----        ----        ----    -----        ----        ------
Results of operations.....   $239        $ (2)       $237     $171        $  1        $172    $(125)       $(62)       $ (187)
                             ====        ====        ====     ====        ====        ====    =====        ====        ======

---------------

(1) International technical support and other during 1997, 1996 and 1995 includes approximately $7.0 million, $13.0 million and $4.0 million, respectively, related to Pennzoil's Azerbaijan activities.

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

                                                         YEAR ENDED DECEMBER 31
                                  ---------------------------------------------------------------------
                                                1997                                1996
                                  ---------------------------------   ---------------------------------
                                  UNITED                              UNITED
                                  STATES    INTERNATIONAL    TOTAL    STATES    INTERNATIONAL    TOTAL
                                  -------   -------------   -------   -------   -------------   -------
                                                         (EXPRESSED IN MILLIONS)
Future cash inflows.............  $ 4,847       $ 961       $ 5,808   $ 8,270       $ 688       $ 8,958
Future production costs.........   (1,621)       (305)       (1,926)   (2,055)       (212)       (2,267)
Future development costs(1).....     (458)        (86)         (544)     (445)        (45)         (490)
                                  -------       -----       -------   -------       -----       -------
Future net cash flows before
  income taxes..................    2,768         570         3,338     5,770         431         6,201
10% annual discount for
  estimated timing of net cash
  flows before income taxes.....     (977)       (308)       (1,285)   (2,073)       (161)       (2,234)
                                  -------       -----       -------   -------       -----       -------
Present value of future net cash
  flows before income taxes.....    1,791         262         2,053     3,697         270         3,967
Future income tax expense
  discounted at 10%(2)..........     (433)       (134)         (567)   (1,090)       (122)       (1,212)
                                  -------       -----       -------   -------       -----       -------
Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves..............  $ 1,358       $ 128       $ 1,486   $ 2,607       $ 148       $ 2,755
                                  =======       =====       =======   =======       =====       =======

---------------

(1) Includes future dismantlement and abandonment costs, net of salvage values.

(2) Future income taxes before discount were $710.0 million (U.S.) and $232.0 million (foreign) and $1,755.0 million (U.S.) and $183.0 million (foreign) for 1997 and 1996, respectively.

                       PENNZOIL COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Changes in the Standardized Measure

     The following table sets forth the principal elements of the changes in the Standardized Measure for the years presented. All amounts are reflected on a discounted basis.

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997        1996       1995
                                                              -------     ------     ------
                                                                 (EXPRESSED IN MILLIONS)
Standardized measure -- beginning of period.................  $ 2,755     $2,065     $1,534
Revisions --
  Net changes in prices, net of production costs............   (1,707)     1,152        740
  Revisions of quantity estimates...........................       17        165        (88)
  Changes in estimated future development costs.............     (160)       (62)       (46)
  Accretion of discount.....................................      397        276        195
  Changes in production rates (timing) and other............     (302)      (189)      (111)
                                                              -------     ------     ------
          Net Revisions.....................................   (1,755)     1,342        690
                                                              -------     ------     ------
Extensions, discoveries and improved recovery, net of future
  production and development costs..........................      366        651        550
Sales and transfers, net of production costs................     (657)      (674)      (469)
Development costs incurred during the period that reduced
  future development costs..................................      222        145        117
Net change in estimated future income taxes.................      645       (512)      (276)
Purchases of reserves in place..............................        1         42         68
Sales of reserves in place..................................      (91)      (304)      (149)
                                                              -------     ------     ------
Standardized measure -- end of period.......................  $ 1,486     $2,755     $2,065
                                                              =======     ======     ======

                                 EXHIBIT INDEX

          12              -- Computation of Ratio of Earnings to Fixed Charges for the
                             years ended December 31, 1997, 1996, 1995, 1994 and 1993.
          21              -- List of Subsidiaries of Pennzoil Company.
          23(a)           -- Consent of Arthur Andersen LLP.
          23(b)           -- Consent of Ryder Scott Company Petroleum Engineers.
          24              -- Powers of Attorney.
          27              -- Financial Data Schedule.
          99(a)           -- Summary of Reserve Report of Ryder Scott Company
                             Petroleum Engineers as of December 31, 1997 relating to
                             oil and gas reserves.