Form 10-Q
period 1998-03-31
PENNZOIL CO /DE/
filed 1998-05-14
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D. C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1998 Commission File No. 1-5591


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

      Number of shares outstanding of each class of common stock, as of latest practicable date, April 30, 1998:

     Common stock, par value $0.83-1/3 per share, 47,685,588 shares.

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                        PENNZOIL COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                          (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                      ----------------------------
                                                                         1998             1997
                                                                      -----------      -----------
                                                                         (Expressed in thousands
                                                                         except per share amounts)
REVENUES                                                              $  545,810       $  649,000

COSTS AND EXPENSES
   Cost of sales                                                         307,782          355,872
   Selling, general and administrative expenses                           86,689           80,102
   Depreciation, depletion and amortization                               73,362           62,568
   Exploration expenses                                                   12,675           10,040
   Taxes, other than income                                               11,464           13,112
   Interest charges, net                                                  41,880           37,118
                                                                      -----------      -----------
INCOME BEFORE INCOME TAX                                                  11,958           90,188

Income tax provision                                                       2,300           32,637
                                                                      -----------      -----------
NET INCOME                                                            $    9,658       $   57,551
                                                                      ===========      ===========

Foreign currency translation adjustment                               $     (875)      $        1

Unrealized gains on securities, net of tax:
   Unrealized holding gains arising during the period                        431             -
   Less:  reclassification adjustment for gains
      realized in net income                                                 (30)          (1,019)
                                                                      -----------      -----------
Net unrealized gains                                                         401           (1,019)
                                                                      -----------      -----------
OTHER COMPREHENSIVE INCOME, NET OF TAX                                      (474)          (1,018)

                                                                      ----------      -----------
COMPREHENSIVE INCOME                                                  $    9,184       $   56,533
                                                                      ===========      ===========
EARNINGS PER SHARE:
   Basic                                                              $     0.20       $     1.23
                                                                      ===========      ===========
   Diluted                                                            $     0.20       $     1.21
                                                                      ===========      ===========
DIVIDENDS PER COMMON SHARE                                            $     0.25       $     0.25
                                                                      ===========      ===========
AVERAGE SHARES OUTSTANDING:
   Basic                                                                  47,593           46,818
                                                                      ===========      ===========
   Diluted                                                                48,402           47,455
                                                                      ===========      ===========
END OF PERIOD SHARES OUTSTANDING - BASIC                                  47,654           46,937
                                                                      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              March 31,           December 31,
                                                                                1998                  1997
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                 $     24,894         $     18,594
   Receivables                                                                    232,491              234,282
   Inventories
     Crude oil and natural gas                                                     15,620               20,883
     Motor oil and refined products                                               189,942              184,027
   Deferred income tax                                                             19,587               19,479
   Other current assets                                                            75,366              117,449
                                                                            -------------        -------------
Total current assets                                                              557,900              594,714

Property, plant and equipment, net                                              2,534,183            2,498,597
Marketable securities and other investments                                       931,694              945,995
Other assets                                                                      361,843              366,581
                                                                            -------------        -------------

TOTAL ASSETS                                                                 $  4,385,620         $  4,405,887
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                      $      1,381         $      2,363
   Accounts payable and accrued liabilities                                       223,678              363,249
   Interest accrued                                                                49,444               30,016
   Other current liabilities                                                       61,018               90,367
                                                                            -------------        -------------
Total current liabilities                                                         335,521              485,995

Long-term debt, less current maturities
   Exchangeable debentures                                                        888,858              889,027
   Other long-term debt                                                         1,428,768            1,308,520
                                                                            -------------        -------------
Total long-term debt, less current maturities                                   2,317,626            2,197,547
Deferred income tax                                                               291,072              288,677
Other liabilities                                                                 299,665              295,129
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               3,243,884            3,267,348
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,141,736            1,138,539
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  4,385,620         $  4,405,887
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31
                                                                                   ---------------------------------
                                                                                      1998                  1997
                                                                                   -----------           -----------
                                                                                         (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $    9,658            $   57,551
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation, depletion and amortization                                         73,362                62,568
      Dry holes and impairments                                                         5,033                 2,416
      Deferred income tax                                                               2,149                19,569
      Partnership distributions in excess of earnings                                   1,054                  -
      Non-cash and other nonoperating items                                             8,667                 4,497
      Change in operating assets and liabilities:
        Accrued taxes                                                                 (35,182)               10,673
        Accounts payable and other accrued liabilities                                (81,608)               13,819
        Other assets and liabilities                                                  (12,753)                3,161
                                                                                   -----------           -----------
  Net cash provided by (used in) operating activities                                 (29,620)              174,254
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (133,637)             (114,378)
  Purchases of marketable securities and other investments                           (141,638)             (131,210)
  Proceeds from sales of marketable securities and other
    investments                                                                       155,770               135,940
  Proceeds from sales of assets                                                        41,900                 5,620
  Other investing activities                                                            3,813               (49,823)
                                                                                   -----------           -----------
  Net cash (used in) investing activities                                             (73,792)             (153,851)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of notes payable, net                                         102,197               (19,596)
  Debt and capital lease obligation repayments                                       (343,589)             (304,296)
  Proceeds from issuance of debt                                                      360,000               300,000
  Dividends paid                                                                      (11,899)              (11,724)
  Other financing activities                                                            3,003                14,802
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 109,712               (20,814)
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    6,300                  (411)


CASH AND CASH EQUIVALENTS, beginning of period                                         18,594                34,383
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   24,894            $   33,972
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

(2)  New  Accounting Standards -

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information
about  operating  segments  in  annual  financial  statements   and
requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products
and  services,  geographic  areas, and major  customers.   Pennzoil
plans to adopt SFAS No. 131 in its annual financial statements for the fiscal year ended December 31, 1998.
     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years
beginning   after  December  15,  1998  and  earlier  adoption   is
permitted.  The  adoption of the SOP is not  expected  to  have   a
material impact on  Pennzoil's results of operations.
     In  April  1998, the AICPA issued SOP No. 98-5, "Reporting  on
the  Costs  of   Start-Up Activities." The SOP  is  effective   for
financial statements for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. Pennzoil is currently evaluating the implementation of SOP No. 98-5.

(3) Proposed Spin-off of Downstream Operations and Merger of Downstream Operations with Quaker State Corporation -

     On April 14, 1998, Pennzoil, Pennzoil's subsidiary Pennzoil Products Company ("PPC") and Downstream Merger Company, a wholly owned subsidiary of PPC ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Quaker State Corporation ("Quaker State"). The Merger Agreement and related agreements provide for the separation of Pennzoil's motor oil, refined products and franchise operations (which generally includes PPC and Jiffy Lube International, Inc. ("Jiffy Lube") and their respective subsidiaries) from its exploration and production operations and for the combination of the motor oil, refined products and franchise operations with Quaker State.

     The transactions contemplated by the Merger Agreement are (1) a pro rata distribution, on a share for share basis, of all of the issued and outstanding Common Stock of PPC (which, among other things, will at such time hold the motor oil and refined products operations of PPC and the franchise operations of Jiffy Lube) to the holders of Common Stock of Pennzoil (2) a merger of Merger Sub with and into Quaker State, in which holders of Capital Stock of Quaker State will receive, in exchange for each share held, 0.8204 shares of Common Stock of PPC. Immediately following the transactions contemplated by the Merger Agreement, approximately 38.5% of PPC will be owned by former Quaker State stockholders and approximately 61.5% of PPC will be owned by stockholders of Pennzoil.
     Closing under the Merger Agreement is conditioned upon, among other things, approval by Quaker State's stockholders, expiration or termination of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of a favorable tax ruling from the Internal Revenue Service.

(4)  Debt -

     During the three months ended March 31, 1998, certain owners of Pennzoil's exchangeable debentures requested to exchange their debentures for Chevron Corporation ("Chevron") common stock, in accordance with the respective supplemental indentures, which resulted in a decrease of $.2 million of outstanding exchangeable debentures.
     In December 1997, Pennzoil filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC")
proposing to issue up to $889.1 million principal amount of new exchangeable senior debentures ("New Debentures") in exchange for a portion of its 6 1/2% Exchangeable Senior Debentures (the "6 1/2% Debentures") and the 4 3/4% Exchangeable Senior Debentures (the "4 3/4% Debentures"). The New Debentures would have terms substantially similar to the existing debentures except for the maturity date, call date, coupon and the number of shares into which the New Debentures are exchangeable. Pennzoil expects to be able to commence the exchange offer in May 1998, and the offer would be required to remain open for at least 20 business days.
     The 6 1/2% Debentures and 4 3/4% Debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock. In lieu of delivering Chevron common stock, Pennzoil may, at its option, pay to any holder an amount in cash equal to the market value of the Chevron common stock to satisfy the exchange request. If Pennzoil delivers Chevron common stock to satisfy an exchange, Pennzoil records an ordinary gain on the sale of Chevron common stock, limited to the face value of the related exchangeable debentures and the associated debt issue cost. The face value of exchangeable debentures and debt issue cost would be retired by recording an extraordinary charge for the early extinguishment of debt. Alternatively, should Pennzoil choose to pay cash to the holders and retain the Chevron common stock, Pennzoil would record an extraordinary charge for the extinguishment of debt. In addition, Pennzoil would record an increase in the net unrealized holding gain on the Chevron common stock to reflect current market value which was previously capped under the exchange rights. This would be reported as an increase in comprehensive income in accordance with SFAS No. 130 (Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements) and as a separate component of shareholders' equity as required under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(5)  Use of Derivatives -

     Pennzoil has a price risk management program that utilizes derivative financial instruments, principally crude oil and natural gas swaps, to reduce the price risks associated with fluctuations in crude oil and natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas swaps designated as hedges of anticipated transactions related to anticipated production are treated as deferred credits or charges and are included in other current liabilities or other current assets on the balance sheet. Net gains and losses on crude oil and natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced.
     In order for crude oil and natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred.
     In the statement of cash flows, cash receipts or payments related to financial instruments are classified consistent with the cash flows from the transaction being hedged.
     Pennzoil has not materially hedged crude oil or natural gas prices in 1998. Pennzoil will continually review and may alter its hedged positions as conditions change.

(6)  Comprehensive Income -

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Pennzoil adopted SFAS No. 130 in the first quarter of 1998. Components of comprehensive income consist of foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net  income  for  the quarter ended March 31,  1998  was  $9.7 million, or $0.20 per share, compared to $57.6 million, or $1.23 per share for the same period in 1997. The decrease in operating income was primarily due to lower realized natural gas and liquids prices partially offset by higher results in the Motor Oil and Refined Products segment.

Oil and Gas

     Operating income from this segment was $30.8 million for the quarter ended March 31, 1998, compared with $107.1 million for the same period in 1997. The decrease in operating income was primarily due to lower realized natural gas and liquids prices.

     Natural gas price realizations averaged $2.07 per thousand cubic feet ("Mcf") for the three months ended March 31, 1998 compared to $2.77 per Mcf for the same period in 1997. Natural gas volumes produced for sale for the three months ended March 31, 1998 were 499.5 million cubic feet ("MMcf") per day compared to 523.3 MMcf per day for the same period in 1997. Liquids prices averaged $12.43 per barrel during the first quarter of 1998, compared to
$19.47  per  barrel from the comparable period  in  1997.   Liquids
production  volumes were 53.7 thousand barrels ("Mbbls")   per  day
for the three months ended March 31, 1998 compared to 53.6 Mbbls per day for the same period in 1997.
     Production volumes for the first quarter of 1998 were down compared to the same period in 1997 primarily due to damage caused by a third party vessel dragging its anchor across the Sea Robin gathering pipeline connected to Pennzoil's West Cameron 580 block in late January 1998. The damage caused Pennzoil to shut in production on the block until the pipeline repairs were completed during February 1998. Production comparisons were also negatively impacted by Pennzoil's December 1997 sale of its 50% interest in the Zama/Virgo joint venture in Canada.
     Internationally, Pennzoil plans to drill eight exploration wells in 1998 in Australia, Azerbaijan, Egypt and Venezuela.
     In  April,  the Caspian International Petroleum Company  began
drilling   the  KPS-2  well  on  the  Karabakh  prospect   offshore
Azerbaijan in the Caspian Sea. Pennzoil holds a 30 percent interest in Karabakh. A third well, KPS-3, will spud during the second half of 1998 after the KPS-2 well has been completed.
     Azerbaijan International Operating Company, in which Pennzoil has a 4.8 percent carried interest, delivered its first oil shipment to the Black Sea in March 1998 from the Azeri-Chirag-Gunashli ("ACG") joint development area. The ACG joint development area is estimated to contain nearly 5 billion barrels of crude oil. At the end of the first quarter of 1998, daily crude oil production was 36,000 barrels. Total daily production is expected to increase to 75,000 barrels by year-end 1998. In January 1998, Pennzoil received a $22.0 million installment payment as part of Pennzoil's July 1996 sale of approximately half of its original interest in the ACG joint development unit.
     In  Egypt, Pennzoil has five concessions covering 9.2  million
acres.   Four  blocks are located in the Gulf of Suez:  North  July
(100 percent Pennzoil), West Feiran (50 percent Pennzoil), Southwest Gebel el-Zeit (87.5 percent Pennzoil) and Southeast Gulf of Suez (50 percent Pennzoil). The fifth block, West Beni Suef (100 percent
Pennzoil), is located in Egypt's Western Desert.     Pennzoil  spud
its first well on North July in March 1998. Three additional exploratory wells are planned for Egypt in 1998, including two at Southwest Gebel el-Zeit and one at West Feiran. Pennzoil also began a seismic program on West Beni Suef in early April 1998.
     Pennzoil and its partners received approval from Petroleos de Venezuela, S.A., the state oil company of Venezuela, to develop two blocks in Lake Maracaibo during the first quarter of 1998. Pennzoil holds a 60 percent working interest on block B2X-68/79 and 50 percent working interest on block B2X-70/80. Pennzoil's initial share of daily production from these two blocks is estimated to be approximately 4,000 barrels beginning in the second half of 1998. These two blocks have remaining gross reserves of between 100 and 200 million barrels.

Motor Oil & Refined Products

     Operating income from this segment was $24.8 million for the quarter ended March 31, 1998, compared with $13.0 million for the same period in 1997. The increase in operating income was due to higher motor oil volumes, fuels volumes and lube margins. In addition, operating income at Excel Paralubes, a lube base oil plant in which Pennzoil and Conoco Inc. are equal partners, increased $6.6 million for the quarter ended March 31, 1998, compared to the same period in 1997. The increase in income from Excel Paralubes was primarily due to higher production volumes. As a result of mechanical difficulties during startup, full production was not reached at Excel Paralubes until near the end of the first quarter of 1997. In addition, the upgrade of Pennzoil's Shreveport, Louisiana refinery was not completed until April 1997. The refinery upgrade substantially increased fuels production at the facility and is responsible for the higher fuels volumes experienced during the quarter ended March 31, 1998.

Franchise Operations

     The franchise operations segment recorded operating income of $4.7 million for the quarter ended March 31, 1998, compared with $4.5 million for the same period in 1997. Systemwide sales for the three months ended March 31, 1998 increased $13.1 million to $191.8 million, compared with the first quarter of 1997.
Systemwide average ticket prices increased to $36.52 for the quarter ended March 31, 1998, compared with $35.49 for the first quarter of 1997. There were 1,537 lube centers (including 586 Jiffy Lube company operated centers) open as of March 31, 1998.
     In 1998, Jiffy Lube plans to open approximately 120 centers. As of March 31, 1998, there were 166 fast-oil change units open in Sears Centers of which 134 are company operated.

Other

     Other operating income for the quarter ended March 31, 1998 was $10.5 million, compared with $15.7 million for the same period in 1997. Pennzoil's other income includes dividend income of $10.9 million during the three months ended March 31, 1998 from its investment in common stock of Chevron.
     Net interest expense for the quarter ended March 31, 1998 increased $4.8 million from the same period in 1997 primarily due to lower capitalized interest.

Capital Resources and Liquidity

     Cash Flow. As of March 31, 1998, Pennzoil had cash and cash equivalents of $24.9 million. During the three months ended March 31, 1998, Pennzoil's cash and cash equivalents increased $6.3 million. Cash flows used in operating activities totaled $29.6 million during the first quarter of 1998.
     Debt Instruments and Repayments. Through the three months ended March 31, 1998, certain owners of Pennzoil's exchangeable debentures  requested  to  exchange their  debentures  for  Chevron common stock, in accordance with the respective supplemental indentures, which resulted in a decrease of $.2 million of outstanding exchangeable debentures.
     Borrowings under Pennzoil's commercial paper and variable-rate credit arrangements totaled $449.7 million as of March 31, 1998, all of which has been classified as long-term debt.

Year 2000

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


                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                    1998             1997
                                                                 -----------      -----------
                                                                   (Dollar amounts expressed
                                                                         in thousands)
REVENUES
   Oil and Gas                                                   $  161,029       $  226,741
   Motor Oil & Refined Products                                     372,896          432,952
   Franchise Operations                                              80,710           75,150
   Other                                                              9,867           11,470
   Intersegment sales                                               (78,692)         (97,313)
                                                                 -----------      -----------
        Total revenues                                           $  545,810       $  649,000
                                                                 -----------      -----------


OPERATING INCOME
   Oil and Gas                                                   $   30,815       $  107,179
   Motor Oil & Refined Products                                      24,840           13,048
   Franchise Operations                                               4,650            4,496
   Other                                                             10,434           15,665
                                                                 -----------      -----------
        Total operating income                                       70,739          140,388

Corporate administrative expenses                                    16,901           13,082
Interest charges, net                                                41,880           37,118
                                                                 -----------      -----------
Income before income tax                                             11,958           90,188

Income tax provision                                                  2,300           32,637
                                                                 -----------      -----------

NET INCOME                                                       $    9,658       $   57,551
                                                                 ===========      ===========

RATIO OF EARNINGS TO FIXED CHARGES                                     1.20             2.69
                                                                 ===========      ===========


                                         (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                ------------------------------
                                                                   1998              1997
                                                                ------------      ------------
OPERATING DATA
--------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                  53,676            53,632
    Natural gas produced for sale (Mcf per day)                     499,505           523,348

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                   $    12.43        $    19.47
    Natural gas (per Mcf)                                        $     2.07        $     2.77


MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                             23,171            20,020
    Distillates and gas oils                                         25,542            26,377
    Lubricating oil and other specialty products <F1>                24,583            25,916
    Residual fuel oils                                                1,643             3,513
                                                                 -----------       -----------
          Total sales (barrels per day)                              74,939            75,826
                                                                 ===========       ===========

  Raw materials processed (barrels per day) <F2>                     71,094            63,909

  Refining capacity (barrels per day) <F2>                           80,300            76,000

FRANCHISE OPERATIONS
  Domestic systemwide sales (in thousands)                       $  191,847        $  178,705
  Same center sales (in thousands)                               $  181,144        $  177,679
  Centers open (U.S.)                                                 1,537             1,419


<F1> Excludes sales from Pennzoil's Penreco ownership in 1998.  Pennzoil recorded Penreco's sales through September 30,1997.
<F2> Includes Pennzoil's 50% ownership in Excel Paralubes.

                   PART II. OTHER INFORMATION








Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

          3    By-laws of Pennzoil Company, as amended through May 7, 1998.

         12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1998 and 1997.

         27    Financial Data Schedule

(b)  Reports -

   Pennzoil filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

   Date of Report            Items Reported


   March 12, 1998            Pennzoil's amendment of its By-laws as
                             of March 12, 1998.


   April 20, 1998            Information relating to the Agreement
                             and Plan of Merger dated as of April
                             14, 1998 among Pennzoil Company, Pennzoil Products
                             Company, Downstream Merger Company and Quaker
                             State Corporation. The Form 8-K included as exhibits a press release dated April 15, 1998 issued by Pennzoil Company and Quaker State
                             Corporation and a copy of the Agreement and Plan of Merger. See Note 3 of Notes to Condensed
                             Consolidated Financial Statements.


   April 17, 1998            Pennzoil's amendment dated April 17,
                             1998 to its Rights Agreements.

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




May 13, 1998