Form 10-Q
period 1998-09-30
PENNZOIL CO /DE/
filed 1998-11-12
CIK 77320

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1998 Commission File No. 1-5591


                        PENNZOIL COMPANY
     (Exact name of registrant as specified in its charter)


             Delaware                         74-1597290
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation of organization)         Identification No.)


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

      Number of shares outstanding of each class of stock, as of latest practicable date, October 31, 1998:

      Preferred  stock,  par  value $1.00  per  share,  1,500,000 shares.
     Common stock, par value $0.83-1/3 per share, 47,810,419 shares.

                                              PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                                   PENNZOIL COMPANY
                          CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                                      (UNAUDITED)
                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30                       September 30
                                                                  ----------------------------      ----------------------------
                                                                     1998             1997             1998             1997
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES
   Net sales                                                      $  124,668       $  205,619       $  427,619       $  633,000
   Investment and other income, net                                  240,644           20,778          277,919           32,354
                                                                  -----------      -----------      -----------      -----------
    Total revenues                                                   365,312          226,397          705,538          665,354
COSTS AND EXPENSES
   Operating expenses                                                 59,004           52,138          163,752          156,782
   Selling, general and administrative                                31,208           11,273           47,334           23,931
   Depreciation, depletion and amortization                           49,718           60,211          159,702          167,598
   Exploration expense                                                85,494           18,791          117,389           41,110
   Taxes, other than income                                            7,726            9,370           23,585           28,230
   Interest charges, net                                              40,094           39,839          119,523          118,653
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX                                              92,068           34,775           74,253          129,050
Income tax provision                                                  33,249           10,898           21,084           42,562
                                                                  -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM                                          58,819           23,877           53,169           86,488
Income from discontinued Pennzoil Products
   Group operations, net of tax (See note 2)                           9,442           13,947           33,579           32,763
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                      68,261           37,824           86,748          119,251
Extraordinary items, net of tax (See note 4)                        (205,549)          (2,575)        (205,549)          (2,575)
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                                   (137,288)          35,249         (118,801)         116,676
Preferred stock dividends                                              2,434             -               3,191             -
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS                                            $ (139,722)      $   35,249       $ (121,992)      $  116,676
                                                                  ===========      ===========      ===========      ===========
NET INCOME (LOSS)                                                 $ (137,288)      $   35,249       $ (118,801)      $  116,676
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                         42,810           (1,695)          38,292           (5,388)
                                                                  -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                       $  (94,478)      $   33,554       $  (80,509)      $  111,288
                                                                  ===========      ===========      ===========      ===========
BASIC EARNINGS (LOSS) PER SHARE
   Continuing operations                                          $     1.17       $     0.50       $     1.05       $     1.83
   Discontinued operations                                              0.20             0.30             0.70             0.70
   Extraordinary item                                                  (4.30)           (0.05)           (4.31)           (0.05)
                                                                  -----------      -----------      -----------      -----------
TOTAL BASIC EARNINGS (LOSS) PER SHARE                             $    (2.93)      $     0.75       $    (2.56)      $     2.48
                                                                  ===========      ===========      ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE
   Continuing operations                                          $     1.17       $     0.49       $     1.03       $     1.80
   Discontinued operations                                              0.20             0.29             0.70             0.69
   Extraordinary item                                                  (4.28)           (0.05)           (4.26)           (0.05)
                                                                  -----------      -----------      -----------      -----------
TOTAL DILUTED EARNINGS (LOSS) PER SHARE                           $    (2.91)      $     0.73       $    (2.53)      $     2.44
                                                                  ===========      ===========      ===========      ===========
DIVIDENDS PER COMMON SHARE                                        $     0.25       $     0.25       $     0.75       $     0.75
                                                                  ===========      ===========      ===========      ===========
AVERAGE SHARES OUTSTANDING
   Basic                                                              47,761           47,208           47,682           47,002
                                                                  ===========      ===========      ===========      ===========
   Diluted                                                            47,957           48,365           48,225           47,760
                                                                  ===========      ===========      ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      47,790           47,382           47,790           47,382
                                                                  ===========      ===========      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZOIL COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $      12,251        $       9,462
   Receivables                                                                    118,511              150,979
   Crude oil and natural gas inventories                                            7,194                6,638
   Deferred income tax                                                             19,794               19,479
   Other current assets                                                            23,811               68,796
                                                                            -------------        -------------
Total current assets                                                              181,561              255,354

Property, plant and equipment, net                                              1,732,253            1,708,420
Marketable securities and other investments                                       609,545              900,421
Net assets of discontinued Pennzoil Products Group operations (See Note 2)      1,073,593            1,076,942
Other assets                                                                       35,008               42,069
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   3,631,960        $   3,983,206
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $         822        $        -
   Accounts payable and accrued liabilities                                       128,294              224,847
   Interest accrued                                                                44,069               30,016
   Other current liabilities                                                       27,919               44,206
                                                                            -------------        -------------
Total current liabilities                                                         201,104              299,069

Long-term debt, less current maturities
   Exchangeable debentures                                                        738,641              889,027
   Other long-term debt                                                         1,181,492            1,258,722
                                                                            -------------        -------------
Total long-term debt, less current maturities                                   1,920,133            2,147,749
Deferred income tax                                                               224,108              287,498
Other liabilities                                                                 108,073              110,351
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               2,453,418            2,844,667
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,178,542            1,138,539
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   3,631,960        $   3,983,206
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                                 PENNZOIL COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                   ---------------------------------
                                                                                      1998                  1997
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $ (118,801)           $  116,676
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                                        159,702               167,598
      Dry holes and impairments                                                        80,160                19,441
      Deferred income tax                                                             (91,147)               17,168
      Extraordinary loss associated with refinancing
       of exchangeable debentures                                                     321,170                   -
      Gain on sale of securities associated with
       refinancing of exchangeable debentures                                        (230,083)                  -
      Other non-cash items                                                             12,798                16,126
      Income from discontinued Pennzoil Products
       Group operations, net of tax                                                   (33,579)              (32,763)
      Changes in operating assets and liabilities                                      27,721                58,018
                                                                                   -----------           -----------
  Net cash provided by operating activities                                           127,941               362,264
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (330,586)             (288,575)
  Purchases of marketable securities and other investments                           (479,662)             (431,394)
  Proceeds from sales of marketable securities and other
    investments                                                                       599,209               437,031
  Proceeds from sales of assets                                                        62,010                 5,466
  Other investing activities                                                          (44,178)              (20,738)
                                                                                   -----------           -----------
  Net cash used in investing activities                                              (193,207)             (298,210)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from/(repayments of) notes payable                                     (49,508)               60,328
  Debt and capital lease obligation repayments                                       (848,565)           (1,169,024)
  Proceeds from issuance of debt                                                      820,000             1,165,000
  Net proceeds from issuance of preferred stock                                       147,000                  -
  Dividends paid                                                                      (38,962)              (35,272)
  Other financing activities                                                            1,162                31,159
                                                                                   -----------           -----------
  Net cash provided by financing activities                                            31,127                52,191
                                                                                   -----------           -----------

CASH PROVIDED BY (USED IN) DISCONTINUED PENNZOIL
     PRODUCTS GROUP OPERATIONS                                                         36,928              (113,610)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,789                 2,635


CASH AND CASH EQUIVALENTS, beginning of period                                          9,462                18,586
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   12,251            $   21,221
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

(2)   Discontinued Operations -

      On April 14, 1998, Pennzoil, Pennzoil's subsidiary Pennzoil Products Company ("PPC") and Downstream Merger Company, a wholly owned subsidiary of PPC ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Quaker State Corporation ("Quaker State"). The Merger Agreement and related agreements provide for the separation of Pennzoil's motor oil, refined products and fast lube operations (which generally include PPC and Jiffy Lube International, Inc. ("Jiffy Lube") and their respective subsidiaries and is collectively referred to as "Pennzoil Products Group") from its exploration and production operations and for the combination of the motor oil, refined products and fast lube operations with Quaker State.
      The transactions contemplated by the Merger Agreement are (1) a pro rata distribution (or spin-off), on a share-for-share basis, of all of the issued and outstanding Common Stock of PPC (which, among other things, will at such time hold the motor oil and refined products operations of PPC and the fast lube operations of Jiffy Lube) to the holders of Common Stock of Pennzoil and (2) a merger of Merger Sub with and into Quaker State, in which holders of Capital Stock of Quaker State will receive, in exchange for each share held, 0.8204 shares of Common Stock of PPC. Immediately following the transactions contemplated by the Merger Agreement, approximately 38.5% of PPC will be owned by former Quaker State stockholders and approximately 61.5% of PPC will be owned by shareholders of Pennzoil.
      Quaker State's stockholders approved the merger on September 18, 1998 and the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired. The spin-off and merger are expected to occur during the fourth quarter of 1998 following the anticipated receipt of a favorable tax ruling from the Internal Revenue Service.
      The historical operating results of Pennzoil Products Group are shown net of tax as discontinued operations in the Condensed Consolidated Statement of Income and Comprehensive Income. The net assets of discontinued operations in the Condensed Consolidated Balance Sheet include those assets and liabilities attributable to the Pennzoil Products Group's businesses. In addition, Pennzoil's historical financial position and results of operations have been adjusted to reflect discontinued operations for all periods presented.

     In   connection   with  the  spin-off,  certain   intercompany
indebtedness, including affiliated payables and notes payable, is to be repaid by Pennzoil Products Group to Pennzoil immediately prior to the transaction. The maximum payment is the total of $500 million plus outstanding cash of Pennzoil Products Group, less existing third party debt and capital lease obligations of Pennzoil Products Group. This anticipated payment has not been reflected in the discontinued operations of Pennzoil Products Group.
     After-tax  earnings  from  discontinued  operations  for   the
quarter and nine months ended September 30, 1998 were $9.4 million and $33.6 million, respectively. This compares to $13.9 million and $32.8 million, respectively, for the same periods in 1997. Taxes on earnings from discontinued operations for the quarter and nine months ended September 30, 1998 were $6.9 million and $24.5 million,
respectively.   This compares to $10.3 million and  $24.4  million,
respectively, for the same periods in 1997. Revenue included in discontinued operations for the quarter and nine months ended September 30, 1998 was $474.9 million and $1,417.3 million,
respectively.   This  compares  to  $515.7  million  and   $1,545.0
million, respectively, for the same periods in 1997.
     The components of net assets of discontinued Pennzoil Products Group operations at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -------------    -------------
                                                     (Expressed in thousands)
Current Assets                                    $    403,944     $    399,360
Property, plant and equipment, net                     800,394          790,177
Goodwill                                               159,902          158,489
Other assets                                           218,253          211,597
Current liabilities                                   (245,078)        (246,926)
Long-term debt and capital lease obligations          (113,854)        (116,936)
Other liabilities                                     (149,968)        (118,819)
                                                  -------------    -------------

                                                  $  1,073,593     $  1,076,942
                                                  =============    =============



(3)  New  Accounting Standards -

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

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. The adoption of SOP No. 98-1 is not expected to have a material impact on Pennzoil's results of operations.
      In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. Pennzoil is currently evaluating the impact of SOP No. 98-5.
      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This standard also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on Pennzoil's results of operations (Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements).

(4)  Debt -

     On July 1, 1998, Pennzoil commenced an offer to issue new exchangeable senior debentures ("New Debentures") in exchange for a portion of its 6.50% Exchangeable Senior Debentures (the "6.50%
Debentures") and 4.75% Exchangeable Senior Debentures (the "4.75% Debentures"). The exchange offer expired on July 31, 1998 and on August 3, 1998, Pennzoil issued $443.8 million principal amount of new 4.90% Debentures in exchange for $211.6 million principal amount of 6.50% Debentures and $317.4 million principal amount of new 4.95% Debentures in exchange for $211.6 million principal amount of 4.75% Debentures. Pennzoil realized a pretax extraordinary loss on early extinguishment of debt of $318.4 million, which is the difference between the carrying amount of the exchanged debentures of $420.7 million (net of related unamortized debt issue costs of $2.5 million) and the estimated market value (net of discount) of the New Debentures being issued of $739.1 million. After an income tax benefit of $114.6 million, the extraordinary loss totaled $203.8 million.
     Holders of the remaining $464.2 million of the 6.50% and 4.75% Debentures exercised their exchange rights to obtain either shares of Chevron Corporation ("Chevron") common stock or the cash value thereof. Pennzoil delivered Chevron common stock with a historical cost of $308.0 million for substantially all of the exchange requests resulting in a realized pretax gain of $156.2 million included in investment and other income, net on the Condensed Consolidated Statement of Income and Comprehensive Income, and an extraordinary loss of $1.7 million on the write-off of the remaining unamortized debt issue cost net of an income tax benefit of $0.9 million.

     Completion of the exchange offers allowed Pennzoil to release and sell on the open market approximately 1.5 million shares of Chevron common stock that previously had been allocated for the exchange rights of the 6.50% Debentures and 4.75% Debentures. Pennzoil realized pretax income of $73.9 million through the sale of these shares.
     Each 4.90% Debenture and each 4.95% Debenture is exchangeable into 9.3283 shares of Chevron common stock; each matures on August 15, 2008 and is not callable until August 15, 2000. The New Debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock. In lieu of delivering Chevron common stock, Pennzoil may, at its option, pay to any holder an amount in cash equal to the market value of the Chevron common stock to satisfy the exchange request. Changes in the fair value of the New Debentures, which fluctuates with changes in the market value of Chevron common stock, will be recorded in income.

(5)         Use of Derivatives -

     Pennzoil has a price risk management program that utilizes derivative financial instruments, principally crude oil and natural gas swaps, to reduce the price risks associated with fluctuations in crude oil and natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas swaps designated as hedges of anticipated transactions related to anticipated production are treated as deferred credits or charges and are included in other current liabilities or other current assets on the balance sheet. Net gains and losses on crude oil and natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced.
     In order for crude oil and natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred. In the statement of cash flows, cash receipts or payments related to financial instruments are classified consistent with the cash flows from the transaction being hedged. Effective January 1, 2000, the accounting for derivative financial instruments will be amended as required pursuant to SFAS No. 133 (Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements). Under this new standard, crude oil and natural gas swaps used to hedge future crude oil and natural gas production will be marked to fair value with unrealized changes in the fair value of the crude oil and natural gas swaps recorded as comprehensive income. At the time of maturity or termination of the contract, any deferred gain or loss is recognized in earnings.
     Pennzoil has not materially hedged crude oil or natural gas prices in 1998. Pennzoil will continually review and may alter its hedged positions as conditions change.

(6)  Earnings Per Share -

    Earnings per share of common stock outstanding were computed as follows:

                                                        Three Months Ended                Nine Months Ended
                                                           September 30                      September 30
                                                   ----------------------------      ----------------------------
                                                      1998             1997             1998             1997
                                                   -----------      -----------      -----------      -----------
                                                       (Expressed in thousands except per share amounts)
Income from continuing operations                  $   58,819       $   23,877       $   53,169       $   86,488

Less:  Preferred stock dividend                         2,434             -               3,191             -

Income from continuing operations available
  to common shareholders                           $   56,385       $   23,877       $   49,978       $   86,488

Basic weighted average shares                          47,761           47,208           47,682           47,002

Effect of dilutive securities <F1>:
          Options                                          51            1,037              396              638
          Awards                                          145              120              147              120

Diluted weighted average shares                        47,957           48,365           48,225           47,760

Per share income from continuing operations
  available to common shareholders
  Basic                                            $     1.17       $     0.50       $     1.05       $     1.83
  Diluted                                          $     1.17       $     0.49       $     1.03       $     1.80

<F1> A weighted average number of options to purchase 2,851,247 and
     169,280 shares of common stock were outstanding for the three months ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. A weighted average number of options to purchase 1,524,082 and 863,948 shares of common stock were outstanding for the nine months ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(7)  Comprehensive Income -

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Pennzoil adopted SFAS No. 130 in the first quarter of 1998. Components of comprehensive income consist of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability. Other comprehensive income for the quarter and nine months ended September 30, 1998 is primarily related to unrealized holding gains on Chevron common stock of $43.9 million.

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

(9)  Statement of Cash Flow Information -

    Significant noncash investing and financing activities are as follows:

          1. In August 1998, Pennzoil issued $761.2 million in new exchangeable senior debentures in exchange for $432.2 million of its 6.50% and 4.75% exchangeable senior debentures. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements.
          2. In August 1998, Pennzoil exchanged Chevron common stock with a historical cost of $308.0 million for $464.2 million in 6.50% and 4.75% exchangeable senior debentures. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

      Before extraordinary items totaling $205.5 million, income from continuing operations available to common shareholders for the quarter and nine months ended September 30, 1998 was $56.4 million, or $1.17 per share, and $50.0 million, or $1.05 per share, respectively. This compares with net income available to common shareholders before extraordinary items of $23.9 million, or $0.50 per share, for the third quarter of 1997 and $86.5 million, or $1.83 per share, for the nine months ended September 30, 1997. The income increase for the quarter ended September 30, 1998 compared to the same period in 1997 was primarily due to a gain on the disposition of Chevron common stock and the exchange of a portion of Pennzoil's old debentures for Chevron stock (Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements) partially offset by higher exploration expense, lower realized liquids prices, lower natural gas production volumes and charges associated with the pending merger of Pennzoil Products Group with Quaker State. The income decrease for the nine months ended September 30, 1998 compared to the same period in 1997 was primarily due to higher exploration expense, lower realized liquids prices and lower natural gas production volumes.

Oil and Gas

     Operating loss for the quarter and nine months ended September
30,  1998 was $77.9 million and $22.2 million, respectively.   This
compares with operating income of $67.7 million and $244.0 million,
respectively,  for  the  same periods in  1997.   The  decrease  in
operating income for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997, was primarily due to higher exploration expense, lower realized liquids prices and lower natural gas production volumes.

     Natural gas price realizations averaged $1.91 per thousand cubic feet ("Mcf") and $2.04 per Mcf, respectively, for the quarter and nine months ended September 30, 1998, compared to $2.09 per Mcf and $2.25 per Mcf, respectively, for the same periods in 1997. Liquids price realizations averaged $9.79 per barrel and $11.07 per barrel for the quarter and nine months ended September 30, 1998, compared to $15.55 per barrel and $16.77 per barrel, respectively, for the same periods in 1997. Natural gas volumes produced for sale were 434.2 million cubic feet ("MMcf") per day and 471.6 MMcf per day, respectively, for the quarter and nine months ended September 30, 1998, compared to 619.4 MMcf per day and 586.7 MMcf per day, respectively, for the same periods in 1997. Liquids production volumes were 53.7 thousand barrels ("Mbbls") per day and
54.2 Mbbls per day, respectively, for the quarter and nine months ended September 30, 1998, compared to 59.9 Mbbls per day and 58.8 Mbbls per day, respectively, for the same periods in 1997. The lower volumes are primarily attributable to production declines at Pennzoil's West Cameron 580 field, the sale of Pennzoil's remaining Canadian natural gas interests in December 1997 and hurricane related production curtailment in and adjacent to the Gulf of Mexico.
     In the Gulf of Mexico, new wells at West Cameron 575 and West Cameron 291 came on stream during the third quarter of 1998 and additional wells at West Cameron 575 and Ship Shoal 154 will come on stream in the fourth quarter of 1998. Pennzoil is also continuing its in-fill drilling program in the Carthage field in east Texas and its enhanced oil recovery project in SACROC in west Texas. Pennzoil's onshore domestic drilling program for the fourth quarter of 1998 includes six south Louisiana and south Texas exploration wells. Pennzoil also spud an offshore exploration well at High Island 19 and production tests are being performed on South Marsh Island 23J-1 to establish commerciality.
     Internationally, the Azerbaijan International Operating Company ("AIOC") delivered its first oil shipment to the Black Sea in March from the Azeri-Chirag-Gunashli ("ACG") joint development area offshore Baku in the Caspian Sea. At the end of the third quarter of 1998, daily oil production at ACG was 72,000 barrels. This production should rise to an estimated 100,000 barrels per day by year-end 1998. The ACG joint development area is estimated to contain 4.9 billion barrels of crude oil. Pennzoil has a 4.8 percent carried interest in the field.
     On the nearby Karabakh prospect, Pennzoil took a $34.9 million charge in the third quarter of 1998 after Caspian International Petroleum Company ("CIPCO"), the joint operating company in which Pennzoil has a 30 percent interest, determined that the first two exploratory wells were not commercial. CIPCO is presently drilling the final commitment well on the prospect and should be to total depth by mid November 1998.
      In Egypt, Pennzoil has five concessions covering 9.2 million acres. Four of the concessions are in the Gulf of Suez: North July (100 percent Pennzoil), West Feiran (50 percent Pennzoil), Southwest Gebel el-Zeit (43.75 percent Pennzoil), and Southeast Gulf of Suez (25 percent Pennzoil). The fifth block, West Beni Suef (100 percent Pennzoil), is located in Egypt's western desert. In July 1998, Pennzoil entered into agreements whereby Seagull Energy can earn half of Pennzoil's interest in the Southwest Gebel el-Zeit Block and the Southeast Gulf of Suez Block in exchange for funding current and future exploration costs. During the third quarter of 1998 Pennzoil drilled two wells in Southwest Gebel el-Zeit Block and AGIP, the operator on the West Feiran Block, drilled one well. None of the wells found commercial hydrocarbons and Pennzoil recorded charges of $6.2 million in the third quarter of 1998. Pennzoil is also conducting a seismic program on the West Beni Suef field that will continue for the rest of the year.

      On July 1, 1998, Pennzoil began operating the B2X-68/79 and B2X-70/80 oil production blocks in Venezuela. The blocks each encompass approximately 10,000 acres in eastern Lake Maracaibo. Net production from the two blocks is currently 2,500 barrels per day. Development drilling should commence in Lake Maracaibo late in the fourth quarter of 1998.
      In Australia, the Whicher Range No. 1 and Whicher Range No. 4 were deemed to be uneconomical following completion stimulation and flow testing operations completed in the third quarter of 1998.
This resulted in a pretax charge of $12.4 million in the third quarter of 1998.

Other
      Other operating income for the quarter and nine months ended September 30, 1998 was $236.8 million and $257.7 million, respectively, compared with $14.9 million and $24.9 million for the same periods in 1997. Pennzoil's other income increased primarily due to gains on the disposition of Chevron stock and the exchange of a portion of Pennzoil's old debentures for Chevron stock. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements. Pennzoil beneficially owned approximately 7 million shares of common stock of Chevron on September 30, 1998.
      Net interest expense for the quarter and nine months ended September 30, 1998 increased $0.3 million and $0.9 million, respectively, from the same periods in 1997 primarily due to higher short-term borrowings.

Capital Resources and Liquidity

      Preferred Stock. On June 2, 1998, Pennzoil issued 1,500,000 shares of cumulative preferred stock at $100 per share. Dividends on the 6.49% Series A Cumulative Preferred Stock, par value $1.00 per share, are cumulative from the date of original issue and will be payable quarterly, in cash, when declared by the Board of Directors of the Company, commencing September 30, 1998. The
Series A Cumulative Preferred Stock will be redeemable at the option of Pennzoil at any time on or after June 2, 2008, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends to the redemption date.
      Cash Flow. As of September 30, 1998, Pennzoil had cash and cash equivalents of $12.3 million. During the nine months ended September 30, 1998, cash and cash equivalents increased $2.8 million.
     Debt Instruments and Repayments. During the nine months ended September 30, 1998, Pennzoil refinanced its outstanding exchangeable debentures for new exchangeable debentures which resulted in a decrease of $149.6 million of outstanding exchangeable debentures. Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on Pennzoil's exchangeable debentures.
     Borrowings under Pennzoil's commercial paper, revolving credit facility and other variable-rate credit arrangements totaled $298.0 million as of September 30, 1998, all of which has been classified as long-term debt.

Year 2000

     Pennzoil completed a review of its key computer systems and has identified a number of systems that were affected by the year 2000 compliance issue. Pennzoil is undertaking or has completed
conversions   or   upgrades   of  these  non-compliant   financial,
operating, human resources, payroll and seismic data systems. These conversions and upgrades are targeted for completion during the second quarter of 1999, after compliant upgrades are received from the vendors, currently scheduled for the first quarter of
1999.   Upgrades  and  standardization to network,  infrastructure,
desktop   and communications systems to make these assets compliant
are in progress. This effort is scheduled for completion in the first quarter of 1999 following the release of compliant updates from the vendors. International as well as domestic sites were included in these assessments. The assessment of specialized hardware and software unique to an international location should be completed by December 1998. The only system replacements that have been accelerated to remedy non-compliance are some of the Pennzoil voicemail systems and security systems. No major IT projects have been deferred due to year 2000 compliance issues. Contingency planning will be started for the IT systems in the first quarter of 1999 and will include backup, standby and storage service solutions to reduce the impact of critical service providers. The validation phase that consists of testing mission-critical and significant systems will be completed by June 1999.
     Pennzoil  has  completed  a  comprehensive  inventory  and  is
currently  assessing  and  renovating  systems  and  devices   with
embedded chips in the exploration, production, and non-production facilities. The exploration and production facilities consist of
offshore   platforms,   onshore  regions,  gas   plants,   regional
pipelines  and a natural gas retail distribution operation.   These
facilities, which include the processing, storage and movement of oil and natural gas, have the greatest inherent risk since embedded chip systems control and monitor these processes. At this time,
several   of   Pennzoil's   onshore  exploration   and   production
facilities have non-compliant metering and control equipment. These deficiencies are being addressed by upgrading or replacing the
non-compliant portion of mission-critical  equipment.   This effort
is targeted for completion by the end  of June 1999.  Non  mission-
critical   production   equipment  that  may   have   non-compliant
components  is  being  replaced with  compliant  components  during
normal maintenance and repair outages that occur through 1999.   If
for any reason, these systems do not receive maintenance prior to the millenium or are still found to be non-compliant after the millenium, they will be operated in a manual mode until further renovation and testing is completed. In addition, all currently compliant control systems that have potential for environmental, safety, or business interruption impact will be tested during scheduled maintenance. The majority of this type of production
equipment   is  used  to  monitor  and  control  production   only.
Nevertheless, operation of these systems would still be reduced or discontinued if a component is found to be non-compliant in order to prevent safety and environmental problems. Contingency planning is also underway to provide alternatives in the event these systems are partially or completely inoperable. Spare components are being tested to ensure compliant systems remain compliant through the maintenance process.
     Pennzoil is contacting key suppliers, banks, customers and other unaffiliated companies that have business relationships with
Pennzoil  to assess their year 2000 compliance programs.   Pennzoil
could  be  adversely affected by the failure of these  unaffiliated
companies  to  adequately  address  the  year  2000  issue.    This
assessment  includes  activities  such  as  face-to-face  meetings,
reviews   of   year  2000  readiness   and  co-operative   testing.
Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources. This process is targeted for completion by the end of June 1999. In addition, Pennzoil has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program.

     As  with  most  companies,  Pennzoil anticipates  more  issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. Pennzoil is currently reviewing all banking relationships in international locations. In addition, Pennzoil is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.
     If  these  steps are not completed successfully  in  a  timely manner, Pennzoil's operations and financial performance could be adversely affected through disruptions in operations. Costs associated with such disruptions currently cannot be estimated.
     Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial results of Pennzoil for several reasons. Most of the renovation is being accomplished with upgrades to existing software that is under maintenance contracts. The implementation of the major IT systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are being used to assure the reliability of the assessment and costs. These services will be supplemented with Pennzoil resources. Costs for all year
2000 activities are estimated to be less than $8 million. This estimate does not include Pennzoil's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator.
     Pennzoil  has  a June 30, 1999 target readiness date  for  all major phases of its year 2000 preparations. Pennzoil's existing emergency response plan will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information. Pennzoil expects to be fully ready for the new millenium.
     Readers are cautioned that forward-looking statements contained in this year 2000 update should be read in conjunction with the company's disclosures under the heading: "Forward-Looking Statements - Safe Harbor Provisions".

Discontinued Operations

     After-tax  earnings  from  discontinued  operations  for   the
quarter and nine months ended September 30, 1998 were $9.4 million and $33.6 million, respectively. This compares to $13.9 million and $32.8 million, respectively, for the same periods in 1997. Taxes on earnings from discontinued operations for the quarter and nine months ended September 30, 1998 were $6.9 million and $24.5 million,
respectively.   This compares to $10.3 million and  $24.4  million,
respectively, for the same periods in 1997. Revenue included in discontinued operations for the quarter and nine months ended September 30, 1998 was $474.9 million and $1,417.3 million,
respectively.   This  compares  to  $515.7  million  and   $1,545.0
million, respectively, for the same periods in 1997.

Forward-Looking Statements - Safe Harbor Provisions

     This quarterly report on Form 10-Q of Pennzoil Company for the quarter ended September 30, 1998 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

                                          PART I. FINANCIAL INFORMATION - continued
                                                        (UNAUDITED)

The following tables show revenues and operating income by segment, other components of income and operating data.

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30                     September 30
                                                                 ----------------------------      ----------------------------
                                                                    1998             1997             1998             1997
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Oil and Gas                                                   $  127,017       $  210,703       $  445,973       $  641,718
   Other                                                            238,295           15,694          259,565           23,636
                                                                 -----------      -----------      -----------      -----------
        Total revenues                                           $  365,312       $  226,397       $  705,538       $  665,354
                                                                 ===========      ===========      ===========      ===========


OPERATING INCOME (LOSS)
   Oil and Gas                                                   $  (77,900)      $   67,689       $  (22,224)      $  243,975
   Other                                                            236,831           14,944          257,704           24,971
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                      158,931           82,633          235,480          268,946

Corporate administrative expense                                     26,769            8,019           41,704           21,243
Interest charges, net                                                40,094           39,839          119,523          118,653
                                                                 -----------      -----------      -----------      -----------
Income before income tax                                             92,068           34,775           74,253          129,050

Income tax provision                                                 33,249           10,898           21,084           42,562
                                                                 -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM                                         58,819           23,877           53,169           86,488
DISCONTINUED OPERATIONS, NET OF TAX                                   9,442           13,947           33,579           32,763
                                                                 -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                     68,261           37,824           86,748          119,251
EXTRAORDINARY ITEM, NET OF TAX                                     (205,549)          (2,575)        (205,549)          (2,575)
                                                                 -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                                $ (137,288)      $   35,249       $ (118,801)      $  116,676
                                                                 ===========      ===========      ===========      ===========


RATIO OF EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS                                                                         1.53             2.05
                                                                                                   ===========      ===========

                                          PART I. FINANCIAL INFORMATION - continued
                                                          (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                        September 30
                                                               ------------------------------      ------------------------------
                                                                   1998              1997              1998              1997
                                                               ------------      ------------      ------------      ------------
OPERATING DATA
--------------

CONTINUING OPERATIONS:
----------------------

OIL AND GAS
  Net production
    Crude oil, condensate and natural
      gas liquids (barrels per day)                                53,671            59,938            54,225            58,807
    Natural gas produced for sale (Mcf per day)                   434,200           619,364           471,599           586,709

  Weighted average prices
    Crude oil, condensate and natural
      gas liquids (per barrel)                                 $     9.79        $    15.55        $    11.07        $    16.77
    Natural gas (per Mcf)                                      $     1.91        $     2.09        $     2.04        $     2.25

DISCONTINUED OPERATIONS:
------------------------

MOTOR OIL & REFINED PRODUCTS
  Sales (barrels per day)
    Gasoline and naphtha                                           24,804            18,807            23,751            19,015
    Distillates and gas oils                                       26,218            24,073            25,877            26,479
    Lubricating oil and other specialty products                   29,500            25,014            26,847            23,932
    Residual fuel oils                                              1,691             1,284             3,046             1,962
    Penreco specialty products <F1>                                 4,090             5,243             4,166             5,268
                                                               -----------       -----------       -----------       -----------
       Total sales (barrels per day)                               86,303            74,421            83,687            76,656
                                                               ===========       ===========       ===========       ===========

  Raw materials processed
      (barrels per day) <F2>                                       74,426            63,245            72,047            64,891

  Refining capacity
      (barrels per day) <F2>                                       80,300            76,000            80,300            76,000

FAST LUBE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  209,961        $  199,002        $  610,402        $  572,566
  Same center sales (in thousands)                             $  199,630        $  197,682        $  578,204        $  569,163
  Centers open (U.S.)                                               1,574             1,476             1,574             1,476



<F1>  Represents PPG's proportional share of Penreco sales for 1998 and 100% of PPG's specialty sales in 1997.
<F2>  Includes Pennzoil's 50% ownership in Excel Paralubes.


            PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

      3  By-laws of Pennzoil Company, as amended through September
         23, 1998.

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the nine months ended September 30, 1998 and 1997.

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




November 12, 1998