Form 10-K405
period 1998-12-31
PENNZENERGY CO
filed 1999-03-23
CIK 77320

 ==============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NO. 1-5591

                              PENNZENERGY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      74-1597290
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        PENNZOIL PLACE, P.O. BOX 4616
                HOUSTON, TEXAS                                   77210-4616
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
Common Stock, par value $0.83 1/3 per share                 New York Stock Exchange
                                                            Pacific Exchange
Rights to Purchase Preferred Stock                          New York Stock Exchange
                                                            Pacific Exchange
Debentures                                                  New York Stock Exchange

  4.90% Exchangeable Senior Debentures due August 15, 2008
  4.95% Exchangeable Senior Debentures due August 15, 2008

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $553.6 million as of January 31, 1999.

     Number of shares outstanding of each class of stock, as of latest practicable date, January 31, 1999:

          Common stock, par value $0.83 1/3 per share, 47,875,920 shares.

          Preferred stock, par value $1.00 per share, 1,500,000 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
===============================================================================

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of PennzEnergy Company for the year ended December 31, 1998 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (1) under the captions "Domestic -- Exploration, Development and Production Activities; Offshore", "Domestic -- Exploration, Development and Production Activities; Onshore", "International -- Exploration, Development and Production Activities", "Capital Budget" and "Government Regulation" under "Item
1. Business and Item 2. Properties," and (2) under the captions "Disclosures About Market Risk" and "Capital Resources and Liquidity" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, PennzEnergy expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; commodity prices for natural gas and crude oil; the effect of weather on crude oil and natural gas demand and consumption; competition for international drilling rights; the costs of exploration and development of petroleum reserves; exploration risks; political risks impacting exploration and development; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     PennzEnergy Company ("PennzEnergy"), formerly named Pennzoil Company ("Pennzoil"), is an independent oil and gas company with operations currently focused domestically in the Gulf of Mexico, onshore Gulf Coast and east and west Texas and with operations internationally in Egypt, Venezuela, Azerbaijan, Qatar and Australia. PennzEnergy engages in the acquisition, exploration, exploitation and development of prospective and proved oil and gas properties, the production and sale of crude oil, condensate and natural gas liquids and the production, treatment and sale of natural gas. The bulk of PennzEnergy's production is derived from established fields in Texas, Louisiana, Mississippi, West Virginia, Utah and federal waters offshore Louisiana and Texas.

     As of December 31, 1998, PennzEnergy beneficially owned approximately 7.1 million shares of common stock of Chevron Corporation ("Chevron"). At the current dividend rate, PennzEnergy receives approximately $17 million annually in dividends on Chevron stock. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and Note 1 of Notes to Consolidated Financial Statements for additional information.

     On December 30, 1998, Pennzoil distributed to its shareholders (the "Spin-off") 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company ("Pennzoil-Quaker State"), representing all of the shares of Pennzoil-Quaker State owned by Pennzoil. The motor oil, refined products and fast lube operations of Pennzoil were separated into Pennzoil-Quaker State prior to the Spin-off. PennzEnergy's consolidated financial statements have been restated to present the net assets and results of operations of Pennzoil-Quaker State as discontinued operations.

OIL AND GAS RESERVES

     The following table sets forth information regarding PennzEnergy's net proved reserves and the present value (discounted at 10 percent) of the estimated future net cash flows before deduction of income taxes from the production and sale of those reserves. The reserves are reported by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") in accordance with criteria prescribed by Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures About Oil and Gas Producing Activities." The summary report of Ryder Scott on the reserve estimates as of December 31, 1998, is set forth as an exhibit to this Annual Report on Form 10-K and includes reserve estimates of each of PennzEnergy Exploration and Production, L.L.C., Pennzoil Caspian Corporation, Pennzoil Venezuela Corporation, S.A. and PennzEnergy. The summary reports of Ryder Scott on the reserve estimates as of December 31, 1997 and 1996 are included in PennzEnergy's previously filed Annual Reports on Form 10-K.

     Information regarding ownership interests, prices, costs and other factual data was furnished to Ryder Scott by PennzEnergy. To facilitate timely issuance of the reserve estimates, estimated production data were used for the last few months of each year. PennzEnergy believes that use of the actual production data would not have resulted in a material change in the estimates of reserves or pretax future net cash flows.

                                                               TOTAL PROVED RESERVES
                                                              ------------------------
                                                                    DECEMBER 31
                                                              ------------------------
                                                               1996     1997     1998
                                                              ------   ------   ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
     United States..........................................     165      152      126
     International(1)(2)....................................      22       75       93
                                                              ------   ------   ------
                                                                 187      227      219
                                                              ======   ======   ======
Natural gas (billion cubic feet ("Bcf"))
     United States(3).......................................   1,187    1,054      849
     International(1)(2)....................................      90        5        2
                                                              ------   ------   ------
                                                               1,277    1,059      851
                                                              ======   ======   ======
Present value (10 percent discount rate) of estimated future net cash flows before deduction of income taxes (in
  millions)(4)(5)
     United States..........................................  $3,697   $1,791   $  941
     International..........................................     270      262      138
                                                              ------   ------   ------
                                                              $3,967   $2,053   $1,079
                                                              ======   ======   ======

                                                               PROVED DEVELOPED RESERVES
                                                              ---------------------------
                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Crude oil, condensate and natural gas liquids
  (millions of barrels)
  United States.............................................     141       128       108
  International(1)(2).......................................       1        14        12
                                                              ------    ------    ------
                                                                 142       142       120
                                                              ======    ======    ======
Natural gas (Bcf)
  United States(3)..........................................   1,070       964       784
  International(1)(2).......................................      90         4         2
                                                              ------    ------    ------
                                                               1,160       968       786
                                                              ======    ======    ======
Present value (10 percent discount rate) of estimated future net cash flows before deduction of income taxes (in
  millions)(4)
  United States.............................................  $3,329    $1,685    $  911
  International.............................................      58         7         9
                                                              ------    ------    ------
                                                              $3,387    $1,692    $  920
                                                              ======    ======    ======

---------------

 (1) Included in 1998 reserves are 17 million barrels of crude oil, condensate, and natural gas liquids (10 million barrels of which are proved developed reserves) and 2 Bcf of proved developed natural gas reserves attributable to three operating service agreements in Venezuela between Petroleos de Venezuela, S.A. ("PDVSA") and Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of PennzEnergy. Under these agreements, all mineral rights are owned by the government of Venezuela. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information.

 (2) In July 1996, PennzEnergy sold a portion of its Canadian oil and gas assets to Gulf Canada Resources Limited ("Gulf Canada"). In December 1997, PennzEnergy sold the remainder of its Canadian oil and gas assets to Phillips Petroleum Company ("Phillips"). Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Oil and Gas" and Note 10 of Notes to Consolidated Financial Statements for additional information.

 (3) United States natural gas reserves for 1998, 1997 and 1996 exclude 136 Bcf, 178 Bcf and 182 Bcf, respectively, of carbon dioxide gas for sale or use in PennzEnergy's operations.

 (4) Reference is made to "Supplemental Financial and Statistical
     Information -- Unaudited -- Oil and Gas Information" on pages F-33 through F-39 hereof for additional information regarding PennzEnergy's proved reserves and estimated future net revenues therefrom, including presentation of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves calculated in accordance with SFAS No. 69.

 (5) Increases (decreases) in the present value of future net cash flows attributable to net changes in prices, net of production costs, were ($677.0) million, ($1,707.0) million, and $1,152.0 million for 1998, 1997 and 1996, respectively. Reference is made to "Supplemental Financial and Statistical Information -- Unaudited -- Oil and Gas Information" on page F-39 for the presentation of "Changes in the Standardized Measure."

     No significant change in PennzEnergy's proved reserves as set forth above has occurred as a result of any major discovery or other event since December 31, 1998.

     No estimates of PennzEnergy's total proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission ("SEC") since January 1, 1998.

OIL AND GAS PROPERTIES

     The following table shows PennzEnergy's developed and undeveloped oil and gas acreage as of December 31, 1998.

                                                 DEVELOPED             UNDEVELOPED
                                                 ACREAGE(1)             ACREAGE(2)
                                              ----------------      ------------------
                                              GROSS       NET       GROSS        NET
                                              -----      -----      ------      ------
                                                      (EXPRESSED IN THOUSANDS)
United States
  Alabama...................................      5          1          --          --
  Arkansas..................................     24          4           2           1
  Colorado..................................     --         --          35          35
  Kansas....................................     43         40           1          --
  Louisiana.................................    235        183          58          52
  Mississippi...............................     25         19           8           5
  Montana...................................     --         --         350         168
  New Mexico................................     14          9         694         691
  New York..................................     16         14           5           4
  Ohio......................................      6          6           1           1
  Pennsylvania..............................    179        148         143         122
  Texas.....................................    478        351          64          32
  Utah......................................    117         55          21          12
  West Virginia.............................    348        311          79          58
  United States Waters
     Offshore Alaska........................      7          1           3          --
     Offshore California....................      4          1          11           3
     Offshore Louisiana.....................    270        179         373         283
     Offshore Texas.........................     47         23         145          98
                                              -----      -----      ------      ------
Total United States.........................  1,818      1,345       1,993       1,565
International(3)
  Australia.................................     --         --         679         271
  Azerbaijan................................     10         --         202          39
  Egypt.....................................     --         --       9,111       8,842
  Qatar.....................................     --         --         519         389
  Venezuela.................................     23         12       1,434       1,004
                                              -----      -----      ------      ------
Total International.........................     33         12      11,945      10,545
                                              -----      -----      ------      ------
Total.......................................  1,851      1,357      13,938      12,110
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

     The following table shows the approximate number of PennzEnergy's productive oil and gas wells as of December 31 for the years shown. Productive wells consist of producing wells and wells capable of production in commercial quantities.

                                           GROSS WELLS(1)             NET WELLS(1)
                                        ---------------------     ---------------------
                                        1996    1997    1998      1996    1997    1998
                                        -----   -----   -----     -----   -----   -----
Oil
  United States.......................  6,637   6,532   4,535     3,725   3,617   3,327
  International.......................      5      12     100         5       8      46
Natural gas
  United States.......................  1,814   1,848   1,535     1,234   1,244   1,246
  International.......................     46      --      --        42      --      --
                                        -----   -----   -----     -----   -----   -----
                                        8,502   8,392   6,170     5,006   4,869   4,619
                                        =====   =====   =====     =====   =====   =====

---------------

 (1) "Gross Wells" includes all wells in which PennzEnergy has an interest. "Net Wells" reflects PennzEnergy's percentage ownership interest in each "Gross Well." One or more completions in the same bore hole are counted as one well. Any well in which one of multiple completions is an oil completion is classified as an oil well.

PRODUCTION AND SALES

     The following table summarizes the average daily production of PennzEnergy, net of all royalties, overriding royalties and other outstanding interests for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis. The decrease in international natural gas production in 1998 compared to 1997 and 1996 is primarily due to the sale of producing properties in Canada.

                                                                1996        1997        1998
                                                              --------    --------    --------
Crude oil, condensate and natural gas liquids (barrels per
  day)
  United States.............................................   56,391      55,830      51,260
  International.............................................    3,213         964       1,929
                                                              -------     -------     -------
                                                               59,604      56,794      53,189
                                                              =======     =======     =======

Natural gas (thousand cubic feet ("Mcf") per day)
  United States.............................................  552,408     568,768     467,474
  International.............................................   36,803      20,724          --
                                                              -------     -------     -------
                                                              589,211     589,492     467,474
                                                              =======     =======     =======

     The following table shows the weighted average sales prices received by PennzEnergy for its production and the average production (lifting) costs per unit of production.

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

                                             (Table continued on following page)

                                                               YEAR ENDED DECEMBER 31, 1998
                                                              -------------------------------
                                                              UNITED
                                                              STATES   INTERNATIONAL   TOTAL
                                                              ------   -------------   ------
Crude oil, condensate and natural gas liquids (per
  barrel)...................................................  $10.84       $4.94       $10.63
Natural gas (per Mcf).......................................  $ 2.01       $  --       $ 2.01
Production (lifting) costs per equivalent barrel(1)(2)......  $ 3.67       $7.67       $ 3.73

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

     PennzEnergy sells its crude oil and condensate production generally based on posted prices less any applicable transportation charges. PennzEnergy sells its natural gas liquids production at negotiated prices. PennzEnergy sells most of its U.S. natural gas production at market prices to Columbia Energy Services Corp. ("Columbia") under a contract that terminates on June 30, 2001. PennzEnergy's natural gas marketing efforts are primarily constrained by regulatory limitations described generally below under the caption "Government Regulation."

     PennzEnergy has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risk associated with fluctuations in crude oil and natural gas prices. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosures about Market Risk" and "-- Capital Resources and Liquidity" for additional information.

DRILLING ACTIVITY

     The following table shows PennzEnergy's net productive and dry exploratory and development wells completed for the periods shown. Completion occurs upon the installation of permanent equipment for the production of oil or gas, or, in the case of dry holes, upon reporting abandonment to the appropriate regulatory agency.

                                                         NET EXPLORATORY      NET DEVELOPMENT
                                                              WELLS                WELLS
                                                        ------------------   ------------------
                                                        1996   1997   1998   1996   1997   1998
                                                        ----   ----   ----   ----   ----   ----
Oil Wells(1)
  United States.......................................    --    --     --    22.6   32.8   29.2
  International.......................................    --   0.1    1.0     1.0     --    0.2
Gas Wells(1)
  United States.......................................   2.8   2.1    0.8    44.3   43.6   52.2
  International.......................................   1.0    --     --     3.0     --     --
Dry Holes(2)
  United States.......................................   2.7   1.7    3.4     3.8    2.6    4.9
  International.......................................   5.5   2.3    3.2      --     --     --
                                                        ----   ---    ---    ----   ----   ----
                                                        12.0   6.2    8.4    74.7   79.0   86.5
                                                        ====   ===    ===    ====   ====   ====

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

     As of December 31, 1998, PennzEnergy was participating in the drilling or awaiting completion of 4 gross (2.9 net) wells onshore and 1 gross (1 net) wells offshore the United States.

VOLUMES AND PRODUCTION COSTS

     Natural gas production for 1998 averaged 467 million cubic feet ("MMcf") per day, which was 122 MMcf per day lower than the prior year. Liquids production for 1998 averaged 53.2 thousand barrels ("Mbbls") per day, 3.6 Mbbls per day lower than 1997.

     Year-over-year natural gas and liquids production comparisons were negatively impacted by offshore production declines, pipeline downtime and temporary production interruptions caused by hurricane evacuations offshore during 1998. The sale of Canadian properties late in 1997 also negatively impacted year-over-year natural gas production comparisons. On a barrel of oil equivalent ("BOE") basis, production declined from 155,000 BOE per day in 1997 to 131,199 BOE per day in 1998.

     Total production costs and expenses per BOE, excluding corporate overhead, exploration expense and depreciation, depletion and amortization, were $5.27 in 1998, $4.49 in 1997 and $4.41 in 1996.

DOMESTIC -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES; OFFSHORE

     PennzEnergy is one of the largest producers in the Gulf of Mexico, with operations on 75 blocks. PennzEnergy holds interests in another 98 exploratory leases. PennzEnergy's deepwater leasehold consists of 39 exploratory blocks, two blocks in production (Garden Banks Blocks 127/128), and two blocks undergoing development (PennzEnergy-operated Garden Banks Blocks 161/162). PennzEnergy operates more than 40 fields and 88 platforms on the shelf in the Gulf of Mexico and ranked seventh in 1998 in terms of gross BOE per day of production. As of December 31, 1998, PennzEnergy's offshore reserves totaled 80 million BOE, 56% of which were natural gas.

     In 1998, PennzEnergy participated in six offshore exploration wells and 33 offshore development wells. Sixteen recompletions and workovers were performed. Thirty-six percent of year-end production (or 21,400 net BOE per day out of a total of 60,200 net BOE per day) resulted from the development wells, recompletions and workovers in 1998. Production in 1998 averaged 264 net MMcf per day and 18 net Mbbls per day (a total of 62,000 net BOE per day).

     Two West Cameron Block 580 wells, significant contributors to offshore production in 1997, experienced increased water production in June 1998 resulting in production rate restrictions to maintain completion integrity. The wells were producing 21 net MMcf per day of natural gas and 1,500 net barrels per day of liquids at restricted rates in December 1998, down from 97 net MMcf per day of natural gas and 3,700 net barrels per day of liquids in December 1997. A recompletion of one of the wells is planned for 1999. Production volumes were also negatively impacted at West Cameron Block 580 because a third party marine vessel ruptured a 16-inch gathering pipeline, causing the wells to be shut-in. The incident resulted in lost or deferred production and reservoir damage.

     The Gulf of Mexico experienced three named storms and a tropical depression in September 1998 that adversely impacted production and delayed ongoing drilling operations, especially the development drilling at West Cameron Block
575. Production losses or deferrals as a result of development delays totaled approximately 450,000 BOE. In addition, approximately $3.6 million of costs were incurred in association with the disruption of operations.

     In 1999, PennzEnergy currently expects to spend $88.0 million offshore to drill five exploration wells and 16 development wells and to complete two previously drilled deepwater wells. In addition, PennzEnergy currently expects to conduct 37 rate-focused capital recompletions and workovers during 1999. PennzEnergy is also currently negotiating an agreement with a third party to fund and execute a development well and five workovers at Ship Shoal Block 198, with first production expected in March 1999. The program would effectively eliminate PennzEnergy's exposure to the mechanical and reserve risk associated with the projects. Development drilling during 1999 is expected to be centered around the Eugene Island Block 330 area, Garden Banks Blocks 127/128 and East Cameron Block 335.

     EXPLORATION. PennzEnergy participated in the drilling of six exploration wells in 1998, including joint prospects with Enterprise Oil plc ("Enterprise"), Amerada Hess, and Shell. A South Timbalier Block 287 well encountered hydrocarbons in two intervals and is currently being evaluated. PennzEnergy and Amerada Hess have been negotiating with potential partners for the development and testing of additional prospects on the block. PennzEnergy has earned a 30% working interest in the block.

     In September 1996, Pennzoil and a subsidiary of Enterprise agreed to form a strategic alliance to pursue certain exploration opportunities on 102 leases in Pennzoil's Gulf of Mexico portfolio where Pennzoil's working interest was 50% or more. Generally, Enterprise earns an interest equal to half of Pennzoil's working interest in a lease by contributing funds toward the costs of drilling a jointly agreed upon exploration well on the lease. On 59 of the 102 leases within the portfolio, where Pennzoil's average working interest is 92% ("Category I"), Enterprise agreed to commit $100.0 million to fund 100% of such drilling costs. On the remaining 43 leases, where Pennzoil's average working interest is 80% ("Category II"), Enterprise has the option, through 1999, to earn an interest equal to half of Pennzoil's working interest in a Category II individual exploration well by funding 67% of the drilling costs.

     Three exploration wells were drilled in 1998 with Enterprise: a Category I well at West Cameron Block 581 (an extension of West Cameron Block 580), a Category I well at High Island Block 19 and a Category II well at South Marsh Island Block 23J-1. None of the wells resulted in a commercial hydrocarbon discovery.

     In 1998, PennzEnergy also drilled exploration wells at Eugene Island Block 215 and Green Canyon Block 326. The Green Canyon well was a dry hole. At Eugene Island Block 215, the well was mechanically abandoned prior to reaching the target horizon. PennzEnergy is currently soliciting partners to redrill or deepen the existing wellbore.

     PennzEnergy participated in both the Central and Western Gulf Lease sales during 1998, acquiring interests in 20 leases, of which 19 were in deepwater. PennzEnergy partnered with Anadarko and AGIP in both lease sales.

     In 1998, PennzEnergy purchased over 40,000 miles of 2-D seismic data and over 3,500 square miles of 3-D seismic data to support its exploration and development efforts in the Gulf of Mexico. Total acquisition cost was $16.4 million, of which $1.9 million was capitalized in support of development activities.

     DEVELOPMENT. During 1998, PennzEnergy commenced production from new platforms at West Cameron Block 575, Ship Shoal Block 150, Garden Banks Blocks 127/128 and West Cameron Block 291.

     At West Cameron Block 575 (100% working interest), three wells were drilled in 1997 and completed in 1998. Production peaked in October 1998 at 28 net MMcf of natural gas per day.

     Two wells drilled in 1997 at Ship Shoal Block 150 (100% working interest) were completed in 1998, adding 11 net MMcf of natural gas and 1,800 net barrels of liquids per day in initial production. Several additional targets have been identified on 3-D seismic.

     Production was initiated at the Shell-operated Garden Banks Blocks 127/128 platform in June 1998. PennzEnergy holds a 20% working interest in the unit. As of December 31, 1998, three wells had been drilled, one well was drilling and two wells had been completed, yielding a total initial production of 17 net MMcf of natural gas per day and 700 net barrels of liquids per day. Two additional wells are planned in 1999 based on new seismic depth imaging of the subsalt objectives.

     At West Cameron Block 291 (100% working interest), PennzEnergy drilled and completed a well in October 1998 that came online at 11 net MMcf of natural gas per day and 500 net barrels of liquids per day.

     As part of a program begun in 1997 at South Marsh Island Block 48 (100% working interest), PennzEnergy drilled three wells of a four well program during 1998. Production from the platform peaked in July 1998 at 52 net MMcf per day and 325 net barrels of liquids per day.

     During 1998, PennzEnergy completed a refurbishment of its Ship Shoal Block 154C caisson (100% working interest) and implemented a 4 well drilling program. By December 31, 1998, three wells had been drilled and two wells had been completed yielding a buildup of 14 net MMcf of natural gas per day.

     Production at Garden Banks Blocks 161/162 is expected during the fourth quarter of 1999. The project is currently expected to contribute 5,000 net BOE per day from 2 subsea wells tied back via the Garden Banks Block 72 platform. Enterprise is participating in development of Garden Bank Blocks 161/162 and has agreed to carry a disproportionate share of development cost.

DOMESTIC -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES; ONSHORE

     PennzEnergy's onshore oil and gas operations are currently located in east, west and south Texas, Louisiana, Kansas, Mississippi, West Virginia, Pennsylvania and Utah. In 1998, PennzEnergy's onshore properties produced 203 net MMcf of natural gas per day and 33,300 net barrels of liquids per day. Results from onshore operations were reduced by 3.6 net MMcf of natural gas per day and 400 net barrels of liquids per day over a four month period by hurricane damage sustained along the Louisiana coastline. PennzEnergy's fields in Pennsylvania, West Virginia and west Texas (Permian) are primarily waterflood oil recovery projects. PennzEnergy's SACROC field in west Texas is a CO(2) recovery oil field and PennzEnergy's remaining onshore fields are primarily in gas producing areas. PennzEnergy drilled 79 onshore wells and performed 326 workover and recompletion operations during 1998, primarily in northeast Texas, west Texas and Mississippi.

     In east Texas, a two rig drilling program through June 1998 was expanded to three rigs in July 1998. This program drilled 36 wells with 55 completions during 1998, adding 23 MMcf per day gross (15 MMcf per day net) of natural gas production by the end of 1998. In 1998, PennzEnergy's acquisition of properties in northwest Louisiana added approximately 1 MMcf per day net production of natural gas and approximately 33,000 net acres of leasehold.

     PennzEnergy renewed exploration drilling in south Louisiana in 1998 and the exploration program is currently focusing on and near existing PennzEnergy acreage with newly acquired 3-D seismic. One hundred thirty-five square miles of 3-D seismic were added in 1998 with an additional 75 square miles currently expected to be acquired in 1999.

     PennzEnergy plans a significant increase in exploration drilling in south Texas during 1999. PennzEnergy is securing 3-D seismic coverage across all of its major south Texas acreage positions. PennzEnergy currently holds approximately 173,000 net acres in south Texas.

     PennzEnergy owns mineral rights under the Vermejo Park Ranch area of northern New Mexico and southern Colorado and claims mineral rights with respect to certain additional acreage in the Raton Basin area of New Mexico and Colorado. The table included under the caption "Oil and Gas -- Oil and Gas Properties," showing PennzEnergy's developed and undeveloped oil and gas acreage, includes the mineral rights held and claimed in the Raton Basin. PennzEnergy has renewed its activity in this area with approximately 35 wells currently planned for 1999. Coal bed methane recoverable on PennzEnergy acreage is currently estimated to be 1 to 3 trillion cubic feet. PennzEnergy has not recorded any reserves for this area.

INTERNATIONAL -- EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

     EGYPT. In Egypt, PennzEnergy has five concessions covering 9.2 million acres. Four of the concessions are in the Gulf of Suez: North July (100% working interest), West Feiran (50% working interest), Southwest Gebel el-Zeit (43.75% working interest), and Southeast Gulf of Suez (25% working interest). The fifth concession, West Beni Suef (100% working interest), is located in Egypt's western desert. In June 1998, the North July 1 discovery tested at a rate of 6,000 barrels of liquids per day. Development planning for the discovery was initiated in 1998 and the project is expected to commence in 1999. In July 1998, PennzEnergy entered into agreements with Seagull Energy whereby Seagull could earn half of PennzEnergy's interest in the Southwest Gebel el-Zeit Block and the Southeast Gulf of Suez Block in exchange for funding up to $20 million of current and future exploration costs. During the third quarter of 1998, PennzEnergy drilled two wells on the Southwest Gebel el-Zeit Block and AGIP, the operator on the West Feiran Block, drilled one well. None of the three wells found commercial hydrocarbons and PennzEnergy recorded charges of $8.3 million to exploration expense associated with these projects in 1998. PennzEnergy acquired 3,500 kilo-meters of 2-D seismic on the West Beni Suef block in 1998. PennzEnergy currently plans to complete the seismic program in 1999.

     VENEZUELA. On July 1, 1998 PennzEnergy began operating the B2X-68/79 (54% working interest) and B2X-70/80 (45% working interest) oil production blocks in Venezuela. The blocks each encompass approximately 10,000 acres in eastern Lake Maracaibo. Net production from the two blocks at year-end 1998 was 2,400 barrels of liquids per day. Development drilling commenced in Lake Maracaibo in early 1999. PennzEnergy also operates a 1.3 million acre onshore block, East Falcon, in northwestern Venezuela. The Cumerabo Field on the East Falcon Block was producing 1,000 barrels of liquids per day at the end of 1998.

     AZERBAIJAN. In July 1996, PennzEnergy completed the sale of approximately half of its 9.82% interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to affiliates of Exxon Corporation ("Exxon"), affiliates of ITOCHU Oil Exploration Co., Ltd. ("ITOCHU") and affiliates of Unocal Corporation ("Unocal"). The three companies will pay approximately $130.0 million to PennzEnergy for a 5% working interest in the ACG unit (3.00% to Exxon, 1.47% to ITOCHU and 0.53% to Unocal) and the right to receive approximately 51% of the payments due PennzEnergy for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Net cash payments to PennzEnergy are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83.0 million received at closing and another $5.0 million received in August 1996. A subsequent installment of $22.0 million was received in January 1998 and a final payment of $20.0 million is due when the unit reaches production of 200 Mbbls per day, currently expected by 2003. PennzEnergy has retained a 4.8175% working interest in the ACG unit. As part of the transaction, the three companies are funding all of PennzEnergy's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from PennzEnergy's share of production from the ACG unit ("payout"). In addition, PennzEnergy received a net cash payment of approximately $16.0 million in August 1996 for reimbursement of PennzEnergy's costs in the ACG unit incurred from January 1996 through July 1996. In July 1998, PennzEnergy received a net cash payment of $25.3 million for reimbursement of past costs associated with a related gas utilization project. No gains or losses were recorded related to any of the above proceeds. Instead, such receipts were applied to reduce PennzEnergy's net investment in the ACG unit and the gas utilization project because of uncertainties related to the recovery of those costs.

     In September 1995, the consortium of foreign oil companies developing the ACG unit elected to pursue dual export routes for transporting early oil production from the Caspian Sea, one north through an existing pipeline system to a Russian port on the Black Sea, and the second west through Azerbaijan and Georgia to the Black Sea. The western route required replacing 288 miles of pipeline in Azerbaijan and an additional 230 miles of pipeline in Georgia. The northern route became operational in October 1997 with shipments of oil from the State Oil Company of the Azerbaijan Republic ("SOCAR"). The western route started line fill in December 1998 and first sales began in March 1999.

     First oil production started in November 1997 from the ACG joint development area and the consortium drilled an additional six wells in 1998. Production at ACG at the end of 1998 was 85 Mbbls per day. Total consortium project production by the end of 1999 is expected to increase to an estimated 130 Mbbls per day. PennzEnergy has recorded 76 million barrels of proved crude oil reserves relating to early oil from this project.

     On the nearby Karabakh prospect, PennzEnergy took a $38.1 million charge to exploration expense in 1998 after Caspian International Petroleum Company ("CIPCO"), the joint operating company in which PennzEnergy has a 30 percent interest, determined that the hydrocarbon accumulation tested by three exploratory wells was not commercial. CIPCO shut down operations in early 1999.

     QATAR. In September 1998, the Qatar General Petroleum Corporation approved the application of PennzEnergy (75% working interest) and Novus Petroleum Limited (25% working interest) to modify their Block 8 concession offshore Qatar and enter into a second exploration period on the block. PennzEnergy, as operator, currently plans to conduct a 200 square kilometer 3-D seismic survey in 1999 and drill a commitment exploratory well in 2000.

     AUSTRALIA. In Australia, the Whicher Range 1 and Whicher Range 4 wells were completed in 1998, but were deemed to be noncommercial following completion, stimulation and testing operations completed in the third quarter of 1998. This resulted in a $12.4 million charge to exploration expense in 1998 related to these wells. PennzEnergy will determine the commercial viability of the remainder of the Whicher Range prospect in 1999.

     BRAZIL. In March 1999, PennzEnergy signed a participation agreement with Petroleo Brasileiro, SA, the national oil company of Brazil, providing for joint exploration of Block BSeal 4 in the Sergipe-Alagoas Basin offshore Brazil. PennzEnergy has a 30% working interest in the block and will serve as operator. Petrobras holds a 70% interest. The 1,300 square kilometer block is located in the state of Sergipe on Brazil's east coast, straddles the coast onshore and extends offshore to water depths of up to 200 meters. Under the terms of the participation agreement, the partners will acquire 250-350 square kilometers of 3-D seismic data and drill one exploratory well over the next 2 1/2 years.

INTERNATIONAL -- CANADIAN PROPERTY SALES

     In July 1996, PennzEnergy completed two related transactions with Gulf
Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama/Virgo region of northwest Alberta and (ii) the sale by PennzEnergy of its remaining Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, PennzEnergy received net proceeds of $196.3 million from the sale. PennzEnergy recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information.

     In December 1997, PennzEnergy sold its 50% interest in the Zama/Virgo joint venture to Phillips for net proceeds of $101.9 million and recorded an after-tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in PennzEnergy's consolidated results of operations for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties.

CAPITAL BUDGET

     PennzEnergy makes and will continue to make substantial capital expenditures for the acquisition, exploration, development and production of its oil and natural gas reserves. PennzEnergy has historically funded these expenditures from cash flows from operating activities, borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties and sales of partial interests in exploration concessions.

     Due to the current pricing environment for oil and natural gas, PennzEnergy's capital budget, including capitalized interest, for domestic and international oil and gas exploration and development during 1999 has been reduced and is currently estimated to be $250 million, compared to $409.4 million of capital expenditures in 1998. In addition, PennzEnergy will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices and cash flows from operations. Actual capital spending may vary from the capital budget. PennzEnergy's drilling program for 1999 currently includes 156 exploration and development wells worldwide, as well as substantial domestic recompletion and workover activities.

     PennzEnergy's domestic oil and gas capital budget for 1999 is approximately $220 million and currently includes 147 exploration and development wells. In the Gulf of Mexico, PennzEnergy currently plans to drill five exploration wells and 16 development wells. Onshore, primarily in south and east Texas, the Permian Basin and SACROC in west Texas, PennzEnergy currently plans to drill five exploration wells and 121 development wells.

     Internationally, PennzEnergy currently plans to drill six exploration wells and three development wells during 1999 in Australia, Egypt and Venezuela. International oil and gas expenditures are expected to total approximately $30 million. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for additional information.

OPERATING RISKS

     PennzEnergy conducts or participates in certain offshore oil and gas operations which are subject to the hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions, as well as risks of blowouts and fires, which are generally present in all oil and gas drilling. In the past, production from offshore operations has been delayed on several occasions as a result of pipeline breaks, hurricanes, blowouts and other unforeseen events. In addition, PennzEnergy's foreign oil and gas operations are subject to certain risks, such as nationalization, confiscation, renegotiation of existing contracts and currency fluctuations. PennzEnergy monitors political, regulatory and economic developments in any foreign country in which it operates.

OTHER INTERESTS

     In September 1996, PennzEnergy completed the sale of Vermejo Park Ranch. The ranch is located in northern New Mexico and southern Colorado and includes approximately 578,000 acres of surface properties. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other" and Note 10 of Notes to Consolidated Financial Statements for additional information.

EMPLOYEES

     As of December 31, 1998, PennzEnergy employed approximately 1,100 persons. Approximately one percent of PennzEnergy's employees are represented by a labor union. A collective bargaining agreement is in force with the union.

     PennzEnergy is subject to various federal and state laws and regulations governing employment practices and working conditions, including, but not limited to, Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1866, as amended, the Equal Pay Act of 1963, the Civil Rights Act of 1991, the Americans with Disabilities Act of 1990, the Family and Medical Leave Act of 1993, the Drug Free Workplace Act of 1989, the Age Discrimination in Employment Act of 1967, as amended, the Rehabilitation Act of 1973, as amended, the Vietnam Era Veterans' Readjustment Assistance Act of 1974, as amended, the Occupational Safety and Health Act of 1970, the Fair Labor Standards Act of 1938, as amended, the National Labor Relations Act of 1935, as amended, and Executive Order 11246.

GOVERNMENT REGULATION

     PennzEnergy's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas operations and economics are affected by the imposition, modification and removal of price controls, regulation of access to markets, laws on taxation, fuel use restrictions and inducements, federal, state and Indian land leasing policies and constantly changing administrative regulations and interpretations of those regulations.

     REGULATION OF NATURAL GAS MARKETING. Until as late as January 1, 1993, PennzEnergy and other natural gas producers were subject to comprehensive natural gas sales price and service regulation by the Federal Energy Regulatory Commission ("FERC"). However, since that date, all sales of natural gas by "first sellers," including producers such as PennzEnergy, have been unregulated, subject to the terms and conditions of its private contracts, and made at market prices. The FERC continues to have jurisdiction over and actively regulates access to and the terms of service of interstate and certain intrastate natural gas transportation and storage companies on which PennzEnergy relies in the marketing of its natural gas. Since the mid-1980s, the FERC has issued a series of so called "open access" orders that have significantly altered the marketing and transportation of gas by mandating a fundamental restructuring of interstate pipeline sales and transportation service industry through the unbundling of the sales, transportation, gathering, storage and other components of wholesale gas marketing services such pipelines previously performed. While the interstate pipelines may continue to sell gas in the competitive marketplace, the FERC regulations require the full separation of the pipelines' sales and transportation-related functions from its marketing efforts, so that no undue advantage is gained over other merchants, such as PennzEnergy, which wish to secure transportation services and/or sell into these newly available markets. As a result, virtually all interstate pipelines have created separate marketing affiliates through which to sell gas. With some exceptions, the major features of the FERC's open-access policies have been affirmed on appeal. More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (i) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies, (ii) further development of rules governing the relationship of the pipelines with their marketing affiliates,
(iii) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis, (iv) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market and (v) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon a pipeline's demonstration of lack of market control in the relevant service market. It remains to be seen what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. Because the FERC continues to review and revise its open-access regulations, it is difficult to predict the ultimate impact of the orders on PennzEnergy and its gas marketing efforts. Notwithstanding these ongoing changes, the FERC's open-access policies generally have eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and have substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, open access may ultimately enhance PennzEnergy's ability to market and transport its gas, although it may also subject PennzEnergy to greater competition.

     REGULATION OF PETROLEUM MARKETING. Sales of oil and natural gas liquids by PennzEnergy are not regulated and are made at market prices. The price PennzEnergy receives from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. PennzEnergy is not able to predict with certainty what effect, if any, these relatively new federal regulations will have on it.

     FEDERAL AND STATE PRODUCTION REGULATIONS. PennzEnergy's oil and gas exploration and production operations are subject to various types of regulation at the federal, state and local levels. Federal regulation of PennzEnergy's offshore Gulf of Mexico leases is accomplished by the Minerals Management Service of the Department of the Interior ("MMS"). The MMS has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding and royalty payment obligations for production from federal lands. The FERC also has jurisdiction over certain offshore activities pursuant to the Outer Continental Shelf Lands Act. State regulation typically includes requiring drilling permits and the maintenance of bonds in order to drill or operate wells; the regulation of the location of wells, the method of drilling and casing of wells and the surface use and restoration of properties upon which wells are drilled; and the plugging and abandoning of wells. PennzEnergy's operations are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given area and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may be to limit the amounts of crude oil, condensate and natural gas PennzEnergy can produce from its wells and the number of wells or the locations at which PennzEnergy can drill.

     ENVIRONMENTAL MATTERS. PennzEnergy's operations in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     PennzEnergy is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and fuels and Clean Water Act regulations governing discharges of certain contaminants to "waters of the United States." Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on PennzEnergy. The EPA has recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter. Under the new standards, many more areas of the country will be considered high pollution areas and will be subject to additional regulatory controls. Control measures to implement these new standards will be adopted over the next five to seven years. Similarly, the multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The EPA has issued a proposal to require states to begin adopting many of these suggested controls over the next few years. The precise effect of these actions on PennzEnergy and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years.

     In respect of its production and sales of oil and natural gas liquids, the Oil Pollution Act of 1990 and resulting regulations impose a variety of stipulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. PennzEnergy is also subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. PennzEnergy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     PennzEnergy's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. PennzEnergy's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site-specific factors.

     Capital outlays of approximately $100 million have been made by PennzEnergy since January 1996 with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $14 million in 1999. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental Matters" for additional information.

ITEM 3. LEGAL PROCEEDINGS.

     (A) RAMCO DISPUTE. In October 1995, subsidiaries of PennzEnergy filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea. Since the initiation of litigation, the operator of the Karabakh prospect determined that the hydrocarbon accumulation tested by three exploratory wells was not commercial. The federal suit sought to compel Ramco to arbitrate certain disputes that have arisen between it and the PennzEnergy plaintiffs pursuant to the Federal Arbitration Act and the Convention on the

Recognition and Enforcement of Foreign Arbitral Awards. After the filing of the federal action, the PennzEnergy plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the PennzEnergy plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the PennzEnergy plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorneys' fees, costs of court and other unspecified relief. The judge in the federal suit granted in part the PennzEnergy plaintiffs' motion to compel arbitration and ordered arbitration to be held in New York, New York. The United States Court of Appeals for the Fifth Circuit generally affirmed the ruling of the judge in the federal suit and PennzEnergy has initiated arbitration. Selection of arbitrators is pending.

     (B) TEXAS FEDERAL COURT EMPLOYMENT ACTION SETTLED. The parties have reached a settlement in the lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al., pending in the United States District Court for the Southern District of Texas, Houston Division. The suit was filed by eleven named plaintiffs and alleged wrongful and illegal discrimination by PennzEnergy and subsidiaries against African-American employees. The settlement was approved by the court on March 8, 1999.

     (C) STOCKHOLDER ACTION DISMISSED. By order dated February 16, 1999, the Chancery Court of Delaware dismissed without prejudice the action filed during 1997 on behalf of stockholders against PennzEnergy and certain of its current and former directors. The complaints in the action alleged breach of fiduciary duty on the part of the Board of Directors arising out of a proposal by Union Pacific Resources Group Inc. to acquire all outstanding shares of common stock of Pennzoil Company.

     (D) ROYALTY MATTERS. More than 30 oil companies, including PennzEnergy, are involved in disputes in which it is alleged that the oil companies and related parties have underpaid holders of royalty interests, overriding royalty interests and working interests in connection with the production of crude oil. The pending proceedings include suits in federal court in Texas, Louisiana, Mississippi and Wyoming (that have now been consolidated into one proceeding in Texas) and in state court in Texas, Utah, Alabama and Louisiana. Certain parties to the federal litigation have entered into a global settlement agreement, that is subject to court approval, which would provide a conditional nationwide settlement, subject to opt-outs, of the crude oil royalty, overriding royalty and working interest claims of all members of the settlement class, including claims in the federal litigation and in numerous other individual and class action cases pending throughout the United States. PennzEnergy is a party to the settlement agreement, which explicitly refutes an admission of liability, but was entered into to avoid expensive and protracted litigation.

     Also pending is a separate suit in federal court in Texas alleging that more than 30 major oil companies, including PennzEnergy, underpaid royalties to the United States in connection with crude oil produced from United States owned and/or controlled lands since 1986. The claims were filed by private litigants under the federal False Claims Act, and after investigation, the United States served notice of its intent to intervene as to certain defendants. The United States has not intervened with respect to claims against PennzEnergy as of the date of this report. PennzEnergy is defending vigorously against these claims. PennzEnergy believes that it has acted reasonably and paid royalties in good faith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1998 to a vote of security holders.

ITEM S-K 401(b). EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of PennzEnergy (at February 28, 1999). Positions, unless otherwise specified, are with PennzEnergy.

JOHN B. CHAPMAN (51)                             BRUCE K. MISAMORE (48)
Senior Vice President -- Legal                   Senior Vice President -- Finance and
STEPHEN D. CHESEBRO' (57)(1)                     Treasurer
President and Chief Executive Officer            MICHAEL A. OSBORNE (52) Senior Vice Presi-
WILLIAM S. DAVIS (56)                            dent -- Planning and Business Development
Senior Vice President and General                JAMES L. PATE (63)(1)
Manager, International                           Chairman of the Board
DONALD A. FREDERICK (53)
Executive Vice President                         MALCOLM R. RAE (44)
GARY J. MABIE (55)                               Controller
Senior Vice President and General                WILLIAM A. VAN WIE (53) Senior Vice
Manager, Onshore                                 President and General Manager, Offshore
LINDA L. MEAGHER (39)
Corporate Secretary

---------------
(1) Director of PennzEnergy Company and member of Executive Committee.

     (b) Officers are appointed annually to serve for the ensuing year or until their successors have been appointed. Officers listed above have held their present offices for at least the past five years except for those named below, who have had the business experience indicated during that period. Positions, unless specified otherwise, are with PennzEnergy.

JOHN B. CHAPMAN -- Senior Vice President -- Legal since December 1998. Senior
  Vice President -- Legal of Pennzoil Exploration and Production Company from March 1996 to December 1998. Senior Attorney prior thereto.

STEPHEN D. CHESEBRO' -- President and Chief Executive Officer since December
  1998. President and Chief Operating Officer from December 1997 to December 1998. Executive Vice President and President of Pennzoil Exploration and Production Company from February 1997 to December 1997. Chairman and Chief Executive Officer of Tenneco Energy from February 1993 to December 1996. President and Chief Operating Officer of Tenneco Energy prior thereto.

WILLIAM S. DAVIS -- Senior Vice President and General Manager, International since January 1998, Vice President of Exploration of Amoco Production Company from 1990 to January 1998.

DONALD A. FREDERICK -- Executive Vice President since December 1998. Group Vice
  President -- Oil and Gas from December 1997 to December 1998. Executive Vice President of Pennzoil Exploration and Production Company from February 1997 to December 1997. Senior Vice President -- Exploration of Transworld Exploration and Production, Inc. from January 1994 to February 1997. Consultant to Transworld Exploration and Production, Inc. for June 1993 to December 1993. Vice President -- Production of Pecten International, the international exploration and production subsidiary of Shell Oil Company, prior to March 1993.

GARY J. MABIE -- Senior Vice President and General Manager, Onshore since
  November 1997. Vice President of Operations of Hunt Petroleum Corporation from May 1997 to November 1997, Vice President of Exploration and Production for Aviara Energy Corp., a subsidiary of Hunt Petroleum, from May 1996 to May 1997 and Vice President -- Operations of Aviara from May 1992 to May 1996.

LINDA L. MEAGHER -- Corporate Secretary since December 1998. Assistant Corporate
  Secretary of Union Texas Petroleum Holdings, Inc. from May 1995 to October 1998. Assistant Corporate Secretary Imperial Holly Corporation from October 1990 to May 1995.

BRUCE K. MISAMORE -- Senior Vice President -- Finance and Treasurer since
  December 1998. Vice President and Treasurer from June 1996 to December 1998. Assistant Treasurer from July 1993 to June 1996. Director -- Corporate Finance of USX Corporation from May 1993 to July 1993. Manager -- Financial Planning of Marathon Oil Company prior thereto.

MICHAEL A. OSBORNE -- Senior Vice President -- Planning and Business
  Development, since January 1998. Senior Vice President Production Operations from January 1996 to January 1998 and Senior Vice President North America Operations from February 1992 to January 1996.

JAMES L. PATE -- Chairman of the Board since May 1994 and Chief Executive
  Officer from March 1990 to December 1998. President from March 1990 to December 1997. Chairman of the Board and Chief Executive Officer of Pennzoil-Quaker State Company since December 1998.

MALCOLM R. RAE -- Controller since December 1998. Division Controller from March
  1996 to December 1998. General Manager from January 1995 to March 1996. Division Controller from June 1990 to January 1995.

WILLIAM A. VAN WIE -- Senior Vice President and General Manager, Offshore since
  September 1997. Manager of Offshore Exploration of Amerada Hess Corporation from November 1996 to September 1997, Vice President -- Exploration of Equitable Resources from April 1996 to November 1996 and Vice
  President -- Exploitation Manager of Pennzoil Exploration and Production Company from 1992 to April 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The following table shows high and low sales prices for the common stock of PennzEnergy as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded, and dividends paid per share for the calendar quarters indicated. The common stock is also listed for trading on the Pacific Exchange. The stock is being delisted on the Toronto, London and Swiss stock exchanges.

                                                        1997                                1998
                                           -------------------------------     -------------------------------
                                              MARKET PRICE                        MARKET PRICE
                                           -------------------                 -------------------
             QUARTER ENDED                   HIGH       LOW      DIVIDENDS       HIGH       LOW      DIVIDENDS
             -------------                 --------   --------   ---------     --------   --------   ---------
March 31................................    $63.50     $49.88      $.25         $70.25     $59.50      $.25
June 30.................................    $83.88     $45.00      $.25         $70.75     $50.44      $.25
September 30............................    $81.25     $72.25      $.25         $54.38     $34.81      $.25
December 31(1)..........................    $82.69     $64.06      $.25         $39.25     $15.31      $.25

(1) On December 30, 1998, PennzEnergy distributed to its stockholders 47,846,502 shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company. As a result of the distribution, PennzEnergy and Pennzoil-Quaker State Company are now separately traded companies.
---------------

     As of December 31, 1998, PennzEnergy had 15,036 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1994       1995       1996       1997       1998
                                             --------   --------   --------   --------   --------
                                               (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing operations........  $  961.1   $  813.2   $  860.9   $  977.6   $  837.4
Income (loss) from
  Continuing operations(1).................  $ (278.1)  $ (283.3)  $  110.2   $  145.9   $  (45.5)
  Discontinued operations(2)...............      (5.7)     (21.8)      23.7       34.4       (3.2)
Extraordinary items(3).....................     --         --         --          (5.2)    (207.0)
Cumulative effect of change in accounting
  principle................................      (4.9)     --         --         --         --
Preferred stock dividends..................     --         --         --         --          (5.6)
                                             --------   --------   --------   --------   --------
          Total............................  $ (288.7)  $ (305.1)  $  133.9   $  175.1   $ (261.3)
Basic earnings (loss) per share
  Continuing operations(1).................  $  (6.04)  $  (6.13)  $   2.37   $   3.10   $  (1.07)
  Discontinued operations(2)...............     (0.12)     (0.47)      0.51       0.73      (0.07)
                                             --------   --------   --------   --------   --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of change in accounting
     principle.............................  $  (6.16)  $  (6.60)  $   2.88   $   3.83   $  (1.14)
  Extraordinary items(3)...................     --         --         --         (0.11)     (4.34)
  Cumulative effect of change in accounting
     principle.............................     (0.11)     --         --         --         --
                                             --------   --------   --------   --------   --------
          Total............................  $  (6.27)  $  (6.60)  $   2.88   $   3.72   $  (5.48)

                                             (Table continued on following page)

                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1994       1995       1996       1997       1998
                                             --------   --------   --------   --------   --------
                                               (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Diluted earnings (loss) per share
  Continuing operations(1).................  $  (6.03)  $  (6.13)  $   2.35   $   3.04   $  (1.07)
  Discontinued operations(2)...............     (0.12)     (0.47)      0.51       0.72      (0.07)
                                             --------   --------   --------   --------   --------
  Earnings (loss) per share before
     extraordinary items and cumulative
     effect of change in accounting
     principle.............................  $  (6.15)  $  (6.60)  $   2.86   $   3.76   $  (1.14)
  Extraordinary items(3)...................     --         --         --         (0.11)     (4.34)
  Cumulative effect of change in accounting
     principle.............................     (0.11)     --         --         --         --
                                             --------   --------   --------   --------   --------
          Total............................  $  (6.26)  $  (6.60)  $   2.86   $   3.65   $  (5.48)
Dividends per common share.................  $   3.00   $   2.50   $   1.00   $   1.00   $   1.00
Net assets of discontinued operations(2)...  $  669.2   $  804.6   $  902.8   $1,076.9   $  --
Total assets...............................  $4,361.4   $3,864.8   $3,656.5   $3,983.2   $2,417.1
Debt
  Notes payable(4).........................  $  337.2   $  468.9   $  --      $  --      $  --
  Exchangeable debentures..................     902.5      902.5      900.4      889.0      739.3
  Other long-term debt including current
     maturities(5).........................   1,303.5    1,111.6    1,268.2    1,258.7      797.9
                                             --------   --------   --------   --------   --------
Total debt.................................  $2,543.2   $2,483.0   $2,168.6   $2,147.7   $1,537.2
Total shareholders' equity.................  $1,204.3   $  836.2   $  969.1   $1,138.5   $  391.1

---------------

 (1) Reference is made to Note 2 of Notes to Consolidated Financial Statements. In October 1994, PennzEnergy entered into a settlement with the Internal Revenue Service (the "IRS") relating to reporting positions taken by PennzEnergy in its 1988 federal income tax return resulting in an aggregate payment by PennzEnergy to the IRS of $556.0 million.

 (2) Discontinued operations in the above periods includes motor oil, refined products and fast lube operations (which generally include Pennzoil Products Company and Jiffy Lube International, Inc. ("Jiffy Lube") and their respective subsidiaries and is collectively referred to as "Pennzoil-Quaker State Company"). The discontinued operating results of Pennzoil-Quaker State Company are shown net of tax. Reference is made to
     Note 1 and Note 12 of Notes to Consolidated Financial Statements for additional information.

 (3) In 1997, PennzEnergy redeemed an issue of outstanding debentures. The premiums and related unamortized discount and debt issue costs relating to this redemption resulted in an extraordinary charge of $1.3 million, net of tax. During 1997 and 1998, certain owners of PennzEnergy's exchangeable debentures requested to exchange their debentures for Chevron common stock, in accordance with the respective supplemental indentures. PennzEnergy recorded extraordinary charges of $3.9 million, net of tax, and $3.2 million, net of tax, respectively, in 1997 and 1998 associated with the exchanges based on the difference between the face value of the debt and the value of the Chevron common stock exchanged. In 1998, PennzEnergy recorded an extraordinary charge of $203.8 million, net of tax, as a result of an exchange of debentures. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

 (4) Beginning in May 1996, borrowings under PennzEnergy's commercial paper and short-term variable-rate credit arrangements, concurrent with the execution of a revolving credit facility with a group of banks, were classified as long-term debt. Such debt classification was based upon the availability of committed long-term credit facilities to refinance such commercial paper and short-term borrowings and PennzEnergy's intent to maintain such commitments in excess of one year. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. There were no amounts outstanding under such facilities at December 31, 1998.

 (5) Debt at December 31, 1998 was reduced as a result of (a) the repayment of $430.0 million from Pennzoil-Quaker State in settlement of certain accounts receivable and intercompany indebtedness and (b) the deconsolidation of indebtedness of Pennzoil-Quaker State. The prior periods do not reflect this repayment or deconsolidation. Reference is made to Note 3 and Note 12 of Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Item 1. Business and Item 2. Properties beginning on page 1 and the Consolidated Financial Statements beginning on page F-2 for additional information. (All earnings per share presentations reflect basic earnings per share, unless otherwise noted.)

RESULTS OF OPERATIONS

     A net loss of $255.7 million was recorded for 1998 compared to net income of $175.1 million for 1997 and net income of $133.9 million for 1996.

     After preferred dividends of $5.6 million in 1998, basic earnings per share available to common shareholders was a loss of $5.48 per share in 1998, income of $3.72 per share in 1997 and income of $2.88 per share in 1996.

     Before an extraordinary loss of $207.0 million, the net loss from continuing operations for 1998 was $45.5 million, compared to net income from continuing operations of $145.9 million for 1997 (before extraordinary losses of $5.2 million), and net income from continuing operations of $110.2 million for 1996.

     Net loss from continuing operations for 1998 includes a gain of $147.3 million ($230.1 million before tax) on the disposition of shares of Chevron common stock and the exchange of a portion of outstanding PennzEnergy debentures for Chevron common stock. Additionally, a fourth quarter charge of $49 million ($74.7 million before tax) was recognized for asset impairments under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Reference is made to Note 1 and Note 3 of Notes to Consolidated Financial Statements for additional information.

     Net income from continuing operations for 1997 includes a gain of $24.6 million ($67.6 million before tax) on the sale of PennzEnergy's remaining Canadian oil and gas assets and a charge of $6.5 million ($10.0 million before tax) associated with PennzEnergy's sale of PennUnion, a natural gas marketing subsidiary. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     Net income from continuing operations for 1996 includes a gain of $25.6 million ($41.7 million before tax) on the sale of Vermejo Park Ranch and a gain of $19.9 million ($1.2 million before tax) on the sale of non-strategic Canadian oil and gas assets. Reference is made to Note 2 and Note 10 of Notes to Consolidated Financial Statements for additional information.

     Excluding the special items mentioned above, of the decrease in pretax income for 1998 compared to 1997, $181.5 million was due to a decrease in realized natural gas and liquids prices, $93.9 million was due to an increase in exploration expense and $90.7 million was due to a decrease in natural gas and liquids production. For 1997 compared to 1996, $140.2 million of the increase in pretax income was due to an increase in realized natural gas and liquid prices. This increase was partially offset by $23.4 million of higher exploration expense primarily associated with offshore lease impairments and dry hole expenses. Total production costs and expenses per BOE, excluding exploration expense, corporate overhead and depreciation, depletion and amortization, were $5.27 in 1998, $4.49 in 1997 and $4.41 in 1996.

     Oil and gas production volumes decreased approximately 15% for 1998 compared to 1997. Year-over-year natural gas and liquids production comparisons were negatively impacted by offshore production declines, pipeline downtime and temporary production interruptions caused by hurricane evacuations offshore during 1998. The sale of Canadian properties late in 1997 also negatively impacted year-over-year natural gas production comparisons. Natural gas produced for sale in 1998 was 467,474 Mcf per day, compared with 589,492 Mcf per day and 589,211 Mcf per day in 1997 and 1996, respectively. Realized natural gas prices averaged $2.01 per Mcf in 1998 compared to $2.40 per Mcf in 1997 and $1.87 per Mcf in 1996. Liquids volumes in 1998 were 53,189 barrels per day, compared to 56,794 and 59,604 barrels per day in 1997 and 1996, respectively. Liquids prices received in 1998 averaged $10.63 per barrel, compared with $16.66 per barrel in 1997 and $14.99 per barrel in 1996.

     Expenses associated with exploration activities in 1998 were $161.6 million compared with $67.7 million in 1997 and $44.3 million in 1996. Exploration expenses in 1998 increased by $93.9 million compared to 1997 due principally to increased international and offshore lease impairments and dry hole expenses.

     PennzEnergy's results of operations are subject to volatility resulting from changes in crude oil and natural gas prices. PennzEnergy has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risk associated with fluctuations in crude oil and natural gas prices. Reference is made to "-- Disclosures about Market Risk" and "-- Capital Resources and Liquidity" for additional information.

INVESTMENT AND OTHER INCOME, NET

     As of December 31, 1998, PennzEnergy beneficially owned approximately 7.1 million shares of Chevron common stock. The shares of Chevron common stock beneficially owned by PennzEnergy are classified as non-current "Marketable securities and other investments" on the accompanying consolidated balance sheet. Reference is made to "-- Capital Resources and Liquidity" for additional information. Dividend income on the Chevron common stock was $34.0 million for 1998, $41.0 million for 1997 and $37.6 million for 1996.

     Other revenues, net of related expenses, are included in the consolidated statement of income under "Investment and other income, net" which consists of the following:

                                                       1996        1997        1998
                                                     --------    --------    --------
                                                         (EXPRESSED IN THOUSANDS)
Interest income....................................  $    830    $    979    $    846
Dividend income....................................    37,623      40,954      34,026
Gains on sale and exchange of marketable securities
  and other investments............................       306      12,066     230,865
Gains on sales of assets, net......................    50,604      63,593       6,955
Settlements and refunds............................    (9,175)     (1,267)         --
Other income (expense), net........................    35,229      (4,280)     13,776
                                                     --------    --------    --------
                                                     $115,417    $112,045    $286,468
                                                     ========    ========    ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

     Reference is made to "Domestic -- Exploration, Development and Production Activities; Offshore", "Domestic -- Exploration, Development and Production Activities; Onshore" and "International -- Exploration, Development and Production Activities" under Item 1. Business and Item 2. Properties for additional information.

DISCONTINUED OPERATIONS

     Income (loss) from discontinued operations before income tax was ($17.2) million, $62.0 million, and $42.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Income tax (benefit) on income from discontinued operations was ($14.0) million, $27.7 million, and $19.0 million for the years ended December 31, 1998, 1997, and 1996, respectively.

DISCLOSURES ABOUT MARKET RISK

     PennzEnergy is exposed to market risk, including adverse changes in commodity prices, foreign currency exchange rates, marketable equity security prices, and interest rates as discussed below.

     HEDGING ACTIVITIES. PennzEnergy has a price risk management program that permits utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices as they relate to

PennzEnergy's anticipated production. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas financial instruments designated as hedges of anticipated transactions are treated as deferred credits or charges and are included in "Other current liabilities" or "Other current assets," as applicable, on the accompanying consolidated balance sheet. Net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. PennzEnergy did not materially hedge crude oil or natural gas prices in 1998 or 1997. PennzEnergy will constantly review and may alter its hedged positions.

     PennzEnergy also enters into short-term forward exchange contracts to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. These contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. Pursuant to this strategy, PennzEnergy hedged against the foreign currency risk associated with its Cdn.$4.3 million Canadian tax liability due in early 1999. To accomplish this, in 1998, PennzEnergy entered into a series of forward contracts at an average exchange rate of 1.539 Cdn.$/U.S.$, whereby the counterparties would pay PennzEnergy Cdn.$3.9 million in 1999, and PennzEnergy would concurrently pay the counterparties U.S.$2.5 million. Unrealized losses at December 31, 1998 were not material and any unrealized gains or losses will be recognized in income upon the settlement of the forward contracts.

     MARKETABLE EQUITY SECURITIES AND EXCHANGEABLE DEBENTURES. At December 31, 1998, PennzEnergy's marketable equity securities were recorded at their fair value of $598.5 million, including net unrealized gains of $223.6 million. A hypothetical 10 percent adverse change in prices quoted by stock exchanges or provided by other sources for Chevron common stock or other marketable securities held by PennzEnergy would not have had a material effect on the Company's results of operations for the fiscal year ended December 31, 1998. At December 31, 1998, PennzEnergy's exchangeable debentures were recorded at their face amount of $739.3 million, with fixed interest rates ranging from 4.90% to 4.95%. With respect to the exchangeable debentures, a hypothetical 10 percent adverse change in market interest rates would have had no effect on the Company's results of operations for the fiscal year ended December 31, 1998. Reference is made to Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional information.

     INTEREST. At December 31, 1998, the fair value of PennzEnergy's long-term debt, excluding the exchangeable debentures, commercial paper and short-term variable rate credit agreements, is estimated to be $901.5 million using quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. Such fair value exceeded the long-term debt carrying value by $103.6 million. PennzEnergy's long-term debt obligations have fixed interest rates. Because PennzEnergy has no current plans to redeem these obligations before their stated maturity or call date, PennzEnergy is not exposed to cash flow or fair value risk from market interest rate changes. The fair value of commercial paper and short-term variable rate credit agreements is considered to be the same as the carrying amount. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. A hypothetical 10 percent adverse change in market interest rates relative to the aforementioned securities would not have had a material effect on PennzEnergy's results of operations for the fiscal year ending December 31, 1998.

INTEREST CHARGES, NET

     During 1998, PennzEnergy's interest charges, net of interest capitalized, decreased $2.1 million from 1997 levels and $19.0 million from 1996 levels.

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                   1996          1997          1998
                                                 --------      --------      --------
                                                       (EXPRESSED IN THOUSANDS)
Continuing operations
  Interest expense.............................  $175,947      $164,044      $161,834
  Less: interest capitalized...................       632         5,644         5,562
                                                 --------      --------      --------
                                                 $175,315      $158,400      $156,272
                                                 ========      ========      ========
Net interest expense included in income (loss)
  from discontinued operations.................  $  2,105      $  5,406      $ 13,571
                                                 ========      ========      ========

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. PennzEnergy had cash and cash equivalents of $20.4 million and $9.5 million at December 31, 1998 and 1997, respectively. Cash flow generated from continuing operating activities, proceeds from the sales of assets and repayment of intercompany indebtedness and accounts receivable from Pennzoil-Quaker State in 1998 totaled approximately $641.0 million. These funds were used primarily for capital expenditures ($409.4 million), for the net repayment of debt ($456.8 million) and for payment of cash dividends ($50.9 million).

     COMMODITY PRICES. PennzEnergy's financial performance is directly impacted by changes in oil and natural gas commodity prices. Although low commodity prices adversely affected PennzEnergy's 1998 results of operations, management believes that cash flow from operations, together with additional funds available under its revolving credit agreement, will be sufficient to meet PennzEnergy's cash requirements, including working capital and debt service requirements and planned capital expenditures.

     CAPITAL EXPENDITURES. PennzEnergy makes and will continue to make substantial capital expenditures for the acquisition, exploration, development and production of its oil and natural gas reserves. PennzEnergy has historically funded these expenditures from cash flows from operating activities, borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties and sales of partial interests in exploration concessions.

     Due to the current pricing environment for oil and natural gas, PennzEnergy's capital budget, including capitalized interest, for domestic and international oil and gas exploration and development during 1999 has been reduced and is currently estimated to be $250 million. In addition, PennzEnergy will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices and cash flows from operations. Actual capital spending may vary from the capital budget. Total continuing operations capital expenditures for 1998 were $409.4 million, including $5.6 million of interest capitalized, a decrease of $2.2 million from comparable 1997 capital expenditure levels.

     INDEBTEDNESS. As of December 31, 1998, PennzEnergy had an adjusted debt-to-total capitalization ratio of 67.1% (excluding PennzEnergy's outstanding debentures exchangeable for shares of Chevron common stock). PennzEnergy's debt level may affect its future cost and availability of funding which (i) could possibly limit PennzEnergy's ability to take advantage of exploration and production investment opportunities, and (ii) when coupled with low commodity prices, could possibly limit the level of capital expenditures that PennzEnergy may choose to make.

     CREDIT FACILITIES. At December 31, 1998, PennzEnergy had no outstanding borrowings under its commercial paper programs or short-term variable-rate credit arrangements (the commercial paper programs and the short-term variable rate credit arrangements, collectively, the "short-term facilities") or under its revolving credit facility. At December 31, 1997, borrowings under short-term facilities totaled $347.5 million, all of which was classified as long-term debt based upon the availability of committed long-term credit facilities to refinance such short-term facilities and PennzEnergy's intent to maintain such commitments in excess of one year.

     In addition, PennzEnergy's $200 million of 9.625% Debentures due November 1999 are classified as long-term debt based upon the availability of committed long-term credit facilities to refinance the debentures and PennzEnergy's intent to maintain such commitments in excess of one year.

     PennzEnergy's current committed revolving credit facility with a group of banks provides for up to $500.0 million of unsecured revolving credit borrowings through November 16, 1999 with any outstanding borrowings on such date being converted into a term credit facility terminating on November 16, 2000. The revolving credit facility contains covenants relating to liens, sales of assets and mergers and consolidations, subsidiary indebtedness, acquisitions and leverage. PennzEnergy is currently in compliance with these covenants in its revolving credit facility. Outstanding borrowings under PennzEnergy's revolving credit facilities totaled $108.0 million at December 31, 1997. The average interest rate applicable to the amounts outstanding under PennzEnergy's revolving credit facilities was 5.79% during 1997 and 5.87% during 1998.

     PennzEnergy currently is limiting aggregate borrowings under any commercial paper programs to $500.0 million. Borrowings under PennzEnergy commercial paper facilities totaled $162.5 million at December 31, 1997. The average interest rate applicable to outstanding commercial paper was 5.85% during 1997 and 5.87% during 1998.

     PennzEnergy maintains short-term variable-rate credit arrangements with certain banks and currently limits its aggregate borrowings under these credit arrangements to $300.0 million. Outstanding borrowings totaled $185.0 million at December 31, 1997. The average interest rate applicable to the amounts outstanding was 5.71% during 1997 and 5.80% during 1998. None of the banks under these credit arrangements have any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information regarding PennzEnergy's credit facilities.

     EXCHANGEABLE DEBENTURES. In 1998, PennzEnergy issued $443.8 million principal amount of 4.90% Debentures in exchange for $211.6 million principal amount of 6.50% Debentures and $317.4 million principal amount of 4.95% Debentures in exchange for $211.6 million principal amount of 4.75% Debentures. PennzEnergy realized a pretax extraordinary loss on early extinguishment of debt of $318.4 million, which represents the difference between the carrying amount of the exchanged debentures of $420.7 million (net of related unamortized debt issue costs of $2.5 million) and the estimated market value (net of discount) of $739.1 million for the debentures issued. After deducting an income tax benefit of $114.6 million, an extraordinary loss of $203.8 million was recognized in 1998 from the early extinguishment of debt.

     Virtually all the remaining $464.2 million of the 6.50% and 4.75% Debentures were exchanged for shares of Chevron common stock. PennzEnergy delivered Chevron common stock with a historical cost of $308.0 million, resulting in a recognized ordinary pretax gain of $156.2 million.

     In 1998, PennzEnergy sold in the open market 1.55 million shares of Chevron common stock that previously had been reserved for the exchange rights of the 6.50% Debentures and 4.75% Debentures. PennzEnergy recognized an ordinary pretax gain of $73.9 million from the sale of these shares.

     Each 4.90% Debenture and 4.95% Debenture is exchangeable into 9.3283 shares of Chevron common stock, matures on August 15, 2008 and is not callable until August 15, 2000. The 4.90% Debentures and the 4.95% Debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock. In lieu of delivering Chevron common stock, PennzEnergy may, at its option, pay to any holder an amount in cash equal to the market value of the Chevron common stock to satisfy the exchange request. Changes in the fair value of the 4.90% Debentures and the 4.95% Debentures will be recorded in income if and when the market value of the underlying Chevron common stock exceeds the face amount of the debentures.

     INVESTMENT IN CHEVRON CORPORATION. As of December 31, 1998, PennzEnergy beneficially owned approximately 7.1 million shares of Chevron common stock that have been deposited with exchange agents for possible exchange for $760.3 million principal amount of exchangeable debentures of PennzEnergy due August 15, 2008 at an exchange rate equivalent to $107 7/32 per share of Chevron common stock. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information. PennzEnergy received approximately $34.0 million in dividends on its investment in Chevron stock in 1998. Changes in the fair value of Chevron common stock are recorded in comprehensive income and as a separate component of shareholders' equity.

     At December 31, 1998 and 1997, other assets included long-term receivables of $18.0 million and $20.2 million, respectively.

     PREFERRED STOCK. In June 1998, PennzEnergy issued 1,500,000 shares of 6.49% Series A Cumulative Preferred Stock at $100 per share. The net proceeds from the sale of the preferred stock were approximately $147.0 million and were used to repay borrowings under PennzEnergy's credit facilities. Dividends on the preferred stock are cumulative from the date of original issue and are payable quarterly, in cash, when declared by the Board of Directors. The preferred stock is redeemable at the option of PennzEnergy any time on or after June 2, 2008, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends to the redemption date.

     ACCOUNTS RECEIVABLE. In December 1998, PennzEnergy Receivables Company, an indirect wholly owned special purpose subsidiary of PennzEnergy, entered into a one-year receivables sales facility, which provides for the ongoing sales of up to $30 million of accounts receivable of PennzEnergy. Receivables sold under this agreement totaled $12.9 million as of December 31, 1998. Prior to December 1998, certain of PennzEnergy's receivables were sold by Pennzoil Receivables Company under a receivables sales facility established in September 1996, which provided for the ongoing sales of up to $135 million of accounts receivable. PennzEnergy receivables sold under this former facility totaled $31.7 million as of December 31, 1997. Fees associated with these transactions totaled $1.2 million and $1.9 million in 1998 and 1997, respectively, and are reflected in other income.

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES. In December 1998, PennzEnergy conveyed certain of its East Texas natural gas properties to a newly formed limited partnership in which PennzEnergy acts as the sole general partner. The partnership sold limited partner units to an investor for $43.7 million. Such units entitle the limited partner to 99% of the partnership's earnings and cash flows until payout. Thereafter, PennzEnergy and the limited partner share earnings and cash flows 95% and 5%, respectively. Proceeds from sale of limited partner units were used to reduce indebtedness. The limited partner's investment in the partnership is reported as a minority interest in the accompanying consolidated balance sheet. Earnings attributable to such minority interest were not material in 1998.

     DISPOSITION OF ASSETS. During 1996, PennzEnergy disposed of approximately 20 producing oil and gas fields, primarily consisting of noncore properties in the Gulf of Mexico. Proceeds from the sales of these assets in 1996 totaled $89.2 million. There were no significant gains or losses on the sale of these assets.

     In July 1996, PennzEnergy completed the sale of a portion of its Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, PennzEnergy received net proceeds of $196.3 million from the sale. Proceeds from the sale were primarily used to reduce outstanding debt. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     In late 1997, PennzEnergy sold its 50% interest in a natural gas joint venture in the Zama/Virgo region of northwest Alberta to Phillips and received net proceeds of $101.9 million and recorded an after tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in PennzEnergy's consolidated results for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties during 1997.

     In July 1996, PennzEnergy completed the sale of approximately half of its interest in the ACG joint development unit offshore Azerbaijan in the Caspian Sea, and in September 1996, completed the sale of

Vermejo Park Ranch. PennzEnergy used the proceeds from both of these sales to partially fund its 1996 capital spending program and to reduce outstanding debt. Reference is made to Note 10 of Notes to Consolidated Financial Statements for additional information.

     In June 1997, PennzEnergy sold its PennUnion natural gas marketing subsidiary to Columbia and recorded a pretax charge of $10.0 million.

     Divestitures during 1998 included properties in one offshore field and 23 onshore fields in Texas and West Virginia. Proceeds from these sales totaled approximately $32.1 million resulting in a gain of $8.5 million.

     ENVIRONMENTAL MATTERS. PennzEnergy continues to make capital and operating expenditures relating to the environment, including expenditures associated with its compliance with federal, state and local environmental regulations. As they continue to evolve, environmental protection laws are expected to have an increasing impact on PennzEnergy's operations. In connection with pollution abatement efforts related to current operations, PennzEnergy made capital expenditures of approximately $41.0 million in 1998 and $29.0 million in 1997. Capital expenditures for environmental control facilities are currently expected to be approximately $14.0 million in 1999. PennzEnergy's recurring operating expenditures relating to environmental compliance activities are not material.

     PennzEnergy is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. PennzEnergy has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in PennzEnergy's consolidated financial statements. PennzEnergy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     PennzEnergy's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time, is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. PennzEnergy's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site specific factors.

     Certain of PennzEnergy's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 1998 and 1997, PennzEnergy's consolidated balance sheet included accrued liabilities, reflected as other liabilities, for environmental remediation of $7.9 million and $9.2 million, respectively. PennzEnergy does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which PennzEnergy subsidiaries are PRPs, PennzEnergy's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) PennzEnergy's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, PennzEnergy's monetary exposure is not expected to be material.

     YEAR 2000. PennzEnergy has completed a review of its key computer systems and has identified a number of systems that would be affected by the year 2000 compliance issue. PennzEnergy is undertaking or has completed conversions or upgrades of these non-compliant financial, operating, human resources, payroll and seismic data systems. These conversions and upgrades are targeted for completion during the second quarter of 1999, after compliant upgrades are received from the vendors, currently scheduled for the first quarter of 1999. Upgrades and standardization to network, infrastructure, desktop and communications systems to make these assets compliant are in progress. This effort is scheduled for completion in the first quarter of 1999 following the release of compliant updates from the vendors. International as well as domestic sites were included in these assessments. The assessment of specialized hardware and software unique to an international location should be completed by the end of the first quarter of 1999. The only system replacements that have been accelerated to remedy non-compliance are some of the PennzEnergy voicemail systems and security systems. No major IT projects have been deferred due to year 2000 compliance issues. Contingency planning has started for the IT systems during the first quarter of 1999 and includes backup, standby and storage service solutions to reduce the impact of critical service providers. The validation phase that consists of testing mission-critical and significant systems will be completed by June 1999.

     PennzEnergy has completed a comprehensive inventory and is currently assessing and renovating systems and devices with embedded chips in the exploration, production and non-production facilities. The exploration and production facilities consist of offshore platforms, onshore installations, gas plants, regional pipelines and a natural gas retail distribution operation. These facilities, which include the processing, storage, and movement of oil and natural gas, have the greatest inherent risk since embedded chip systems control and monitor these processes. At this time, several of PennzEnergy's onshore exploration and production facilities have non-compliant metering and control equipment. These deficiencies are being addressed by upgrading or replacing the non-compliant portion of mission-critical equipment. This effort is targeted for completion by the end of June 1999. Non mission-critical production equipment that may have non-compliant components is being replaced with compliant components during normal maintenance and repair outages that occur through 1999. If for any reason, these systems do not receive maintenance prior to the millennium or are still found to be non-compliant after the millennium, they will be operated in a manual mode until further renovation and testing is completed. In addition, all currently compliant control systems that have potential for environmental, safety, or business interruption impact will be tested during scheduled maintenance. The majority of this type of production equipment is used to monitor and control production only. Nevertheless, operation of these systems would still be reduced or discontinued if a component is found to be non-compliant in order to prevent safety and environmental problems. Contingency planning is also underway to provide alternatives in the event these systems are partially or completely inoperable. Spare components are being tested to ensure compliant systems remain compliant through the maintenance process.

     PennzEnergy is contacting key suppliers, banks, customers and other unaffiliated companies that have business relationships with PennzEnergy to assess their year 2000 compliance programs. PennzEnergy could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. This assessment includes activities such as face-to-face meetings, reviews of year 2000 readiness and co-operative testing. Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources. This process is targeted for completion by the end of June 1999. In addition, PennzEnergy has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program.

     As with most companies, PennzEnergy anticipates more issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. PennzEnergy is currently reviewing all banking relationships in international locations. In addition, PennzEnergy is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.

     If these steps are not completed successfully in a timely manner, PennzEnergy's operations and financial performance could be adversely affected through disruptions in operations. Costs associated with such disruptions currently cannot be estimated.

     Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial results of PennzEnergy for several reasons. Most of the renovation is being accomplished with upgrades to existing software that is under maintenance contracts. The implementation of the major IT systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are being used to assure the reliability of the assessment and costs. These services will be supplemented with PennzEnergy resources. Costs for all year 2000 activities are estimated to be less than $8 million. This estimate does not include PennzEnergy's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator.

     PennzEnergy has a June 30, 1999 target readiness date for all major phases of its year 2000 preparations. PennzEnergy's existing emergency response plan will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information. PennzEnergy expects to be fully ready for the new millennium.

     Readers are cautioned that forward-looking statements contained in this year 2000 update should be read in conjunction with the company's disclosures under the heading: "Forward-Looking Statements -- Safe Harbor Provisions."

     OTHER MATTERS. PennzEnergy does not currently consider the impact of inflation to be significant in the businesses in which PennzEnergy operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 305 of Regulation S-K is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of PennzEnergy, together with the report thereon of Arthur Andersen LLP dated March 19, 1999 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-39 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 2000 and 2001" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in PennzEnergy's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing under the captions "Director Remuneration," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" set forth within the section entitled "Election of Directors" in PennzEnergy's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Security Ownership of Directors and Officers" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in PennzEnergy's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the caption "Director Remuneration" and "Compensation Committee Interlocks and Insider Participation" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in PennzEnergy's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................    F-1
Consolidated Statement of Income............................    F-2
Consolidated Statement of Comprehensive Income..............    F-3
Consolidated Balance Sheet..................................    F-4
Consolidated Statement of Shareholders' Equity..............    F-6
Consolidated Statement of Cash Flows........................    F-7
Notes to Consolidated Financial Statements..................    F-8

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial and Statistical
Information -- Unaudited" beginning on page F-33.

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     Schedules of PennzEnergy and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS.

          *3(a)           -- Restated Certificate of Incorporation of Pennzoil
                             Company, as amended through May 10, 1996 (Pennzoil
                             Company 10-Q (March 31, 1997), SEC File No. 1-5591,
                             Exhibit 3).
          *3(b)           -- By-laws of Pennzoil Company, as amended through December
                             30, 1998 (Pennzoil Company 8-K (December 30, 1998), SEC
                             File No. 1-5591, Exhibit 4.1).
          *4(a)           -- Indenture dated as of February 15, 1986 (the "1986
                             Indenture") between Pennzoil Company and Mellon Bank,
                             N.A., Trustee (Pennzoil Company 10-Q (June 30, 1986), SEC
                             File No. 1-5591, Exhibit 4(a)).
          *4(b)           -- Officer's Certificate dated as of April 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 5/8%
                             Debentures due June 1, 2001 (Pennzoil Company 10-Q (March
                             31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(c)           -- Officer's Certificate dated as of November 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/8%
                             Debentures due November 15, 2009 and 9 5/8% Notes due
                             November 15, 1999 (Pennzoil Company 10-K (1989), SEC File
                             No. 1-5591, Exhibit 4(n)).
          *4(d)           -- Officer's Certificate dated as of November 19, 1990
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/4%
                             Debentures due November 1, 2005 (Pennzoil Company 10-K
                             (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(e)           -- Instrument of Resignation, Appointment and Acceptance
                             dated as of April 1, 1991 among Pennzoil Company, Mellon
                             Bank, N.A., as Retiring Trustee, and Texas Commerce Bank
                             National Association, as Successor Trustee, under the
                             1986 Indenture (Pennzoil Company 10-K (1991), SEC File
                             No. 1-5591, Exhibit 4(p)).
          *4(f)           -- Indenture dated as of December 15, 1992 (the "1992
                             Indenture") between Pennzoil Company and Texas Commerce
                             Bank National Association, Trustee (Pennzoil Company 10-K
                             (1992), SEC File No. 1-5591, Exhibit 4(o)).
           4(g)           -- Third Supplemental Indenture dated as of August 3, 1998 to the 1992 Indenture setting forth the terms of Pennzoil
                             Company's 4.90% Exchangeable Senior Debentures Due August
                             15, 2008.
           4(h)           -- Fourth Supplemental Indenture dated as of August 3, 1998 to the 1992 Indenture setting forth the terms of Pennzoil
                             Company's 4.95% Exchangeable Senior Debentures Due August
                             15, 2008.
          *4(i)           -- Rights Agreement dated as of October 28, 1994 between
                             Pennzoil Company and Chemical Bank, as Rights Agent
                             (Pennzoil Company 8-K (October 28, 1994), SEC File No.
                             1-5591, Exhibit 1).
                             PennzEnergy Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of
                             holders of long-term debt of PennzEnergy Company and all
                             its subsidiaries for which consolidated or unconsolidated
                             financial statements are required to be filed, under
                             which the total amount of securities authorized does not
                             exceed 10% of the total assets of PennzEnergy Company and
                             its subsidiaries on a consolidated basis.
       +*10(a)            -- 1981 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company Form S-8 (Registration No. 2-76935), Exhibit
                             4(a)).
       +*10(b)            -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(e)).
       +*10(c)            -- Pennzoil Company Salary Continuation Plan (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(d)            -- Pennzoil Company Supplemental Disability Plan effective
                             January 1, 1978 (Pennzoil Company 10-K(1977), SEC File
                             No. 1-5591, Exhibit 5(y)).

       +*10(e)            -- Pennzoil Company Supplemental Life Insurance Plan
                             effective January 1, 1978, as amended (Pennzoil Company
                             10-K (1980), SEC File No. 1-5591, Exhibit 10(g)).
       +*10(f)            -- Pennzoil Company Deferred Compensation Plan (Pennzoil
                             Company 10-K (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(g)            -- Specimen of Pennzoil Company Deferred Compensation
                             Agreement (Pennzoil Company 10-K (1982), SEC File No.
                             1-5591, Exhibit 10(j)(1)).
       +*10(h)            -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control
                             (Pennzoil Company 10-Q (September 30, 1982), SEC File
                             No. 1-5591, Exhibit 28).
       +*10(i)            -- Pennzoil Company Section 415 Excess Benefit Agreements
                             (Pennzoil Company 10-Q (March 31, 1980), SEC File No.
                             1-5591, Exhibit 5).
       +*10(j)            -- Pennzoil Company Medical Expenses Reimbursement Plan
                             effective January 1, 1978 (Pennzoil Company 10-K(1977),
                             SEC File No. 1-5591, Exhibit 5(v)).
       +*10(k)            -- Pennzoil Company 1985 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 25,
                             1985), SEC File No. 1-5591, Exhibit B).
       +*10(l)            -- Pennzoil Company Executive Severance Plan (Pennzoil
                             Company 10-K (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(m)            -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 26, 1990), SEC
                             File No. 1-5591, Exhibit A).
       +*10(n)            -- Pennzoil Company 1990 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 26,
                             1990), SEC File No. 1-5591, Exhibit B).
       +*10(o)            -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 13, 1993), SEC
                             File No. 1-5591, Exhibit A).
       +*10(p)            -- Pennzoil Company 1993 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 13,
                             1993), SEC File No. 1-5591, Exhibit B).
       +*10(q)            -- Employment Agreement between Pennzoil Company and Stephen
                             D. Chesebro' dated as of February 10, 1997 (Pennzoil
                             Company 10-K (1996), SEC File No. 1-5591, Exhibit 10(r)).
       +*10(r)            -- Employment Agreement between Pennzoil Company and Donald
                             A. Frederick dated February 10, 1997 (Pennzoil Company
                             10-K (1996), SEC File No. 1-5591, Exhibit 10(s)).
       +*10(s)            -- 1997 Incentive Plan of Pennzoil Company (Pennzoil Company
                             definitive proxy material (March 21, 1997), SEC File No.
                             1-5591, Exhibit A).
       +*10(t)            -- 1998 Incentive Plan of PennzEnergy Company (Pennzoil
                             Company Form S-8 (Registration No. 333-69845), Exhibit
                             4.3).
       10(u)              -- Credit Agreement dated as of November 17, 1998 among
                             Pennzoil Company and the lenders named therein.
       10(v)              -- First Amendment to Credit Agreement dated as of March 19,
                             1999 between PennzEnergy Company and the lenders named
                             therein.
          12              -- Computation of Ratio of Earnings to Fixed Charges for the
                             years ended December 31, 1998, 1997, 1996, 1995 and 1994.
          21              -- List of Subsidiaries of PennzEnergy Company.
          23(a)           -- Consent of Arthur Andersen LLP.
          23(b)           -- Consent of Ryder Scott Company Petroleum Engineers.
          24              -- Powers of Attorney.
          27              -- Financial Data Schedule.
          99(a)           -- Summary of Reserve Report of Ryder Scott Company
                             Petroleum Engineers as of December 31, 1998 relating to
                             oil and gas reserves.

---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     PennzEnergy filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998:

           DATE OF REPORT                                     ITEMS REPORTED
           --------------                                     --------------
November 12, 1998....................  Pro forma financial information relating to discontinued
                                       operations.
December 30, 1998....................  Information relating to (1) the distribution to stockholders of 47,846,502 shares of common stock of Pennzoil-Quaker
                                       State Company, (2) the change of corporate name to
                                       PennzEnergy Company and (3) officers and directors of
                                       PennzEnergy Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                   PENNZENERGY COMPANY

                                          By:       STEPHEN D. CHESEBRO'
                                            ------------------------------------
                                            (STEPHEN D. CHESEBRO', PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER)

                                          Date: March 23, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                      TITLE
                      ---------                                      -----                        DATE
                STEPHEN D. CHESEBRO'                   Principal Executive Officer              March 23, 1999
-----------------------------------------------------  and Director
        (STEPHEN D. CHESEBRO', PRESIDENT AND
              CHIEF EXECUTIVE OFFICER)

                  BRUCE K. MISAMORE                    Principal Financial Officer              March 23, 1999
-----------------------------------------------------
 BRUCE K. MISAMORE, SENIOR VICE PRESIDENT -- FINANCE
                    AND TREASURER

                   MALCOLM R. RAE                      Principal Accounting Officer             March 23, 1999
-----------------------------------------------------
             MALCOLM R. RAE, CONTROLLER
                  HENRY R. HAMMAN*
              ROBERT A. MOSBACHER, JR.*
                  TERRY L. SAVAGE*                                                              March 23, 1999
                  BRENT SCOWCROFT*
                   JAMES L. PATE*
                  ROBERT B. WEAVER*

             *BY: /s/ BRUCE K. MISAMORE
  ------------------------------------------------
        (BRUCE K. MISAMORE, ATTORNEY-IN-FACT)

A majority of the Directors
                                            of the Registrant

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PennzEnergy Company:

     We have audited the accompanying consolidated balance sheet of PennzEnergy Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PennzEnergy Company and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 1999

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            1996         1997         1998
                                                          --------     --------     ---------
                                                            (EXPRESSED IN THOUSANDS EXCEPT
                                                                  PER SHARE AMOUNTS)
REVENUES
  Net sales.............................................  $745,462     $865,512     $ 550,899
  Investment and other income, net (Note 1).............   115,417      112,045       286,468
                                                          --------     --------     ---------
                                                           860,879      977,557       837,367
COSTS AND EXPENSES
  Operating expenses....................................   218,822      209,030       217,194
  General and administrative expenses...................    33,997       37,841        52,228
  Depreciation, depletion and amortization..............   222,019      224,358       208,009
  Impairment of long-lived assets (Note 1)..............        --           --        74,739
  Exploration expenses..................................    44,271       67,664       161,615
  Taxes, other than income..............................    40,003       37,899        30,544
  Interest charges......................................   175,947      164,044       161,834
  Interest capitalized..................................      (632)      (5,644)       (5,562)
                                                          --------     --------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX...................................................   126,452      242,365       (63,234)
Income tax provision (benefit)..........................    16,204       96,473       (17,768)
                                                          --------     --------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS................   110,248      145,892       (45,466)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..............    23,650       34,363        (3,246)
                                                          --------     --------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS................   133,898      180,255       (48,712)
Extraordinary items (Note 3)............................        --       (5,188)     (206,963)
                                                          --------     --------     ---------
NET INCOME (LOSS).......................................   133,898      175,067      (255,675)
Preferred stock dividends...............................        --           --         5,625
                                                          --------     --------     ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS......  $133,898     $175,067     $(261,300)
                                                          ========     ========     =========
BASIC EARNINGS (LOSS) PER SHARE
  Continuing operations.................................  $   2.37     $   3.10     $   (1.07)
  Discontinued operations...............................      0.51         0.73         (0.07)
                                                          --------     --------     ---------
  Earnings per share before extraordinary items.........      2.88         3.83         (1.14)
  Extraordinary items...................................        --        (0.11)        (4.34)
                                                          --------     --------     ---------
          TOTAL BASIC...................................  $   2.88     $   3.72     $   (5.48)
                                                          ========     ========     =========
DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations.................................  $   2.35     $   3.04     $   (1.07)
  Discontinued operations...............................      0.51         0.72         (0.07)
                                                          --------     --------     ---------
  Earnings per share before extraordinary items.........      2.86         3.76         (1.14)
  Extraordinary items...................................        --        (0.11)        (4.34)
                                                          --------     --------     ---------
          TOTAL DILUTED.................................  $   2.86     $   3.65     $   (5.48)
                                                          ========     ========     =========
DIVIDENDS PER COMMON SHARE..............................  $   1.00     $   1.00     $    1.00
                                                          ========     ========     =========

See Notes to Consolidated Financial Statements.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1996       1997       1998
                                                              --------   --------   ---------
                                                                 (EXPRESSED IN THOUSANDS)
NET INCOME (LOSS)...........................................  $133,898   $175,067   $(255,675)
                                                              --------   --------   ---------
Unrealized gains (losses) on marketable securities, net of
  tax:
  Unrealized gains (losses) arising during period...........    36,373      2,365     185,034
  Less: reclassification adjustment for gains, included in
     net income.............................................       199      7,843     147,754
                                                              --------   --------   ---------
Unrealized gains (losses), net of tax.......................    36,174     (5,478)     37,280
Foreign currency translation adjustment and other...........    (1,414)    (5,977)      6,781
                                                              --------   --------   ---------
                                                                34,760    (11,455)     44,061
                                                              --------   --------   ---------
COMPREHENSIVE INCOME (LOSS).................................  $168,658   $163,612   $(211,614)
                                                              ========   ========   =========

See Notes to Consolidated Financial Statements.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1997           1998
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $    9,462     $   20,439
  Receivables (Note 1)......................................     150,979         71,553
  Crude oil and natural gas inventories.....................       6,638          4,818
  Materials and supplies, at average cost...................       8,958         12,354
  Deferred income tax.......................................      19,479         10,300
  Other current assets......................................      59,838          8,955
                                                              ----------     ----------
          TOTAL CURRENT ASSETS..............................     255,354        128,419
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment, successful efforts method
     of accounting..........................................   4,708,431      4,732,189
  Less accumulated depreciation, depletion and
     amortization...........................................   3,000,011      3,073,455
                                                              ----------     ----------
          NET PROPERTY, PLANT AND EQUIPMENT.................   1,708,420      1,658,734
                                                              ----------     ----------
OTHER ASSETS
  Marketable securities and other investments (Note 1)......     900,421        598,462
  Other.....................................................      42,069         31,471
                                                              ----------     ----------
          TOTAL OTHER ASSETS................................     942,490        629,933
                                                              ----------     ----------
NET ASSETS OF DISCONTINUED OPERATIONS (Note 12).............   1,076,942             --
                                                              ----------     ----------
TOTAL ASSETS................................................  $3,983,206     $2,417,086
                                                              ==========     ==========

See Notes to Consolidated Financial Statements.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  DECEMBER 31
                                           -------------------------
                                              1997           1998
                                           ----------     ----------
                                           (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Accounts payable......................   $  176,628     $  113,495
  Taxes accrued.........................       38,909          4,501
  Interest accrued......................       30,016         26,093
  Payroll accrued.......................        9,310          9,499
  Other current liabilities.............       44,206         24,889
                                           ----------     ----------
          TOTAL CURRENT LIABILITIES.....      299,069        178,477
                                           ----------     ----------
LONG-TERM DEBT (Note 3)
  Exchangeable debentures...............      889,027        739,258
  Other long-term debt..................    1,258,722        797,951
                                           ----------     ----------
          TOTAL LONG-TERM DEBT..........    2,147,749      1,537,209
DEFERRED INCOME TAX.....................      287,498        167,253
OTHER LIABILITIES.......................      110,351         99,362
                                           ----------     ----------
          TOTAL LIABILITIES.............    2,844,667      1,982,301
                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST (Note 1)..............           --         43,696

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00 per
     share -- authorized 9,747,720
     shares, issued 1,500,000 shares....           --          1,500
  Common stock, par value $0.83 1/3 per
     share -- authorized 100,000,000
     shares, issued 52,208,888 shares...       43,507         43,507
  Additional capital....................      325,460        358,568
  Retained earnings.....................      842,597             --
  Net unrealized holding gain on
     marketable securities (Note 1).....      186,325        223,605
  Cumulative foreign currency
     translation adjustment and other...       (9,427)        (2,646)
  Common stock in treasury, at cost,
     4,663,080 shares in 1997 and
     4,355,644 shares in 1998...........     (249,923)      (233,445)
                                           ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY....    1,138,539        391,089
                                           ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY................................   $3,983,206     $2,417,086
                                           ==========     ==========

See Notes to Consolidated Financial Statements.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               YEAR ENDED DECEMBER 31
                                        --------------------------------------------------------------------
                                                1996                    1997                    1998
                                        ---------------------   ---------------------   --------------------
                                         SHARES      AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT
                                        --------   ----------   --------   ----------   --------   ---------
                                                              (EXPRESSED IN THOUSANDS)
PREFERRED STOCK, $1.00 par --
  Authorized 9,747,720 shares
  Balance January 1...................       --    $       --        --    $       --        --    $      --
     Shares issued....................       --            --        --            --     1,500        1,500
                                        -------    ----------   -------    ----------   -------    ---------
  Balance December 31.................       --            --        --            --     1,500        1,500
                                        =======    ----------   =======    ----------   =======    ---------
COMMON STOCK, $0.83 1/3 par --
  Authorized 100,000,000 shares
  Balance January 1 and December 31...   52,209        43,507    52,209        43,507    52,209       43,507
                                        -------    ----------   -------    ----------   -------    ---------
ADDITIONAL CAPITAL
  Balance January 1...................                324,812                 323,209                325,460
     Shares reissued..................                 (1,603)                  2,251                  2,914
     Capital contribution to Pennzoil-
       Quaker State Company...........                     --                      --               (115,306)
     Issuance of preferred stock......                     --                      --                145,500
                                                   ----------              ----------              ---------
  Balance December 31.................                323,209                 325,460                358,568
                                                   ----------              ----------              ---------
RETAINED EARNINGS
  Balance January 1...................                627,257                 714,676                842,597
     Net income (loss)................                133,898                 175,067               (255,675)
     Dividends on common stock........                (46,479)                (47,146)               (47,729)
     Dividends on preferred stock.....                     --                      --                 (5,625)
     Capital contribution to Pennzoil-
       Quaker State Company...........                     --                      --               (533,568)
                                                   ----------              ----------              ---------
  Balance December 31.................                714,676                 842,597                     --
                                                   ----------              ----------              ---------
NET UNREALIZED HOLDING GAIN ON
  MARKETABLE SECURITIES
  Balance January 1...................                155,629                 191,803                186,325
     Change in net unrealized holding
       gain...........................                 36,174                  (5,478)                36,437
     Spin-off of Pennzoil-Quaker State
       Company........................                     --                      --                    843
                                                   ----------              ----------              ---------
  Balance December 31.................                191,803                 186,325                223,605
                                                   ----------              ----------              ---------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT AND OTHER
  Balance January 1...................                 (2,036)                 (3,450)                (9,427)
     Change in translation
       adjustment.....................                 (1,429)                 (5,982)                (2,259)
     Spin-off of Pennzoil-Quaker State
       Company........................                     --                      --                  9,026
     Change in additional minimum
       pension liability..............                     15                       5                     14
                                                   ----------              ----------              ---------
  Balance December 31.................                 (3,450)                 (9,427)                (2,646)
                                                   ----------              ----------              ---------
COMMON STOCK IN TREASURY, at cost
  Balance January 1...................   (5,839)     (312,937)   (5,610)     (300,670)   (4,663)    (249,923)
     Shares reissued..................      229        12,267       947        50,747       307       16,478
                                        -------    ----------   -------    ----------   -------    ---------
  Balance December 31.................   (5,610)     (300,670)   (4,663)     (249,923)   (4,356)    (233,445)
                                        -------    ----------   -------    ----------   -------    ---------
TOTAL COMMON STOCK, outstanding as of
  December 31.........................   46,599                  47,546                  47,853
                                        =======                 =======                 =======
TOTAL SHAREHOLDERS' EQUITY............             $  969,075              $1,138,539              $ 391,089
                                                   ==========              ==========              =========

See Notes to Consolidated Financial Statements.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31
                                           ---------------------------------------
                                              1996           1997          1998
                                           -----------    -----------    ---------
                                                  (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................   $   133,898    $   175,067    $(255,675)
  Adjustments to reconcile net income
     (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and
          amortization..................       222,019        224,358      208,009
       Impairment of long-lived
          assets........................            --             --       74,739
       Dry holes and impairments........        11,587         31,441      100,362
       Deferred income tax..............        (7,714)        23,005     (134,700)
       Extraordinary loss associated
          with refinancing of
          exchangeable debentures.......            --             --      321,257
       Gain on sale of marketable
          securities....................          (306)       (12,066)    (230,865)
       Gain on sales of assets..........       (50,298)       (63,593)      (6,955)
       Other non-cash items.............        27,829         31,043        7,740
       (Income) loss from discontinued
          operations, net of tax........       (23,650)       (34,363)       3,246
       Changes in operating assets and
          liabilities...................       (77,443)        59,044      104,077
                                           -----------    -----------    ---------
          Net cash provided by operating
            activities..................       235,922        433,936      191,235
                                           -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................      (314,437)      (411,679)    (409,414)
  Purchases of marketable securities and
     other investments..................      (572,836)      (585,279)    (133,210)
  Proceeds from sales of marketable
     securities and other investments...       578,871        581,925      136,546
  Proceeds from sales of Chevron
     Corporation common stock...........            --          8,471      126,149
  Repayment of intercompany receivable
     from Pennzoil-Quaker State
     Company............................            --             --      369,962
  Proceeds from sales of assets.........       466,827        116,976       79,797
  Other investing activities............        15,703          3,355      (38,984)
                                           -----------    -----------    ---------
          Net cash provided by (used in)
            investing activities........       174,128       (286,231)     130,846
                                           -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayments) of notes
     payable, net.......................      (140,838)        19,380     (347,475)
  Debt repayments.......................    (1,566,355)    (1,684,223)    (984,304)
  Proceeds from issuances of debt.......     1,392,000      1,648,000      875,000
  Proceeds from issuance of preferred
     stock..............................            --             --      147,000
  Dividends paid........................       (46,479)       (47,146)     (50,920)
  Proceeds from exercise of stock
     options............................           488         46,971        5,558
  Proceeds from sale of minority
     interest (Note 1)..................            --             --       43,696
  Other financing activities............            --             --       (4,464)
                                           -----------    -----------    ---------
          Net cash used in financing
            activities..................      (361,184)       (17,018)    (315,909)
                                           -----------    -----------    ---------
CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS............................       (43,427)      (139,811)       4,805
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................         5,439         (9,124)      10,977
CASH AND CASH EQUIVALENTS,
  beginning of period...................        13,147         18,586        9,462
                                           -----------    -----------    ---------
CASH AND CASH EQUIVALENTS, end of
  period................................   $    18,586    $     9,462    $  20,439
                                           ===========    ===========    =========

See Notes to Consolidated Financial Statements.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  Spin-off --

     On December 30, 1998, PennzEnergy Company ("PennzEnergy" or the "Company"), formerly named Pennzoil Company ("Pennzoil"), distributed to its shareholders (the "Spin-off") 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company ("Pennzoil-Quaker State"), representing all of the shares of Pennzoil-Quaker State owned by Pennzoil.

     In connection with the Spin-off, accumulated retained earnings of Pennzoil were eliminated. PennzEnergy's consolidated financial statements have been restated to present the net assets and results of operations of Pennzoil-Quaker State as discontinued operations. Reference is made to Note 12 for further discussion of discontinued operations.

  General Policies --

     The accompanying consolidated financial statements include all majority-owned subsidiaries of PennzEnergy. All significant intercompany accounts and transactions have been eliminated.

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

  Principles of Consolidation --

     The consolidated financial statements include the accounts of those subsidiaries that are more than 50 percent owned directly or indirectly, after elimination of intercompany balances and transactions, as well as those that are controlled by PennzEnergy regardless of its level of ownership. PennzEnergy also consolidates its proportionate share of assets, liabilities, and results of operations of oil and gas joint ventures and partnerships.

     Amounts representing PennzEnergy's percentage interest in the underlying net assets of less than majority owned companies in which a significant equity ownership interest is held are included in other assets. PennzEnergy's equity earnings and losses from these investments are included in other income.

     PennzEnergy's investment in Chevron Corporation ("Chevron") common stock is included in marketable securities and other investments at its fair value. Reference is made to Note 3 and Note 5 for additional information. Investments in all other marketable securities are included in other assets at cost, which approximates fair value. Dividends from these companies are included in other income as received.

  Marketable Securities and Other Investments --

     PennzEnergy accounts for certain investments in debt and equity securities by following the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities must be reported at fair value. As a result, PennzEnergy's investment in Chevron common stock, which shares are classified as "available for sale," is reported at fair value, with the unrealized gain recognized in comprehensive income and reported as a separate component of shareholders' equity. As of December 31, 1998 and 1997, PennzEnergy beneficially owned approximately

                      PENNZENERGY COMPANY AND SUBSIDIARIES

7.1 million shares and 17.8 million shares of Chevron common stock, respectively, acquired at an average cost of approximately $33.68 per share.

     In 1998, PennzEnergy issued $443.8 million principal amount of 4.90% Debentures and $317.4 million principal amount of 4.95% Debentures in exchange for a portion of its 6.50% and 4.75% Debentures. Reference is made to Note 3 for additional information regarding the exchange, which resulted in an extraordinary loss of $203.8 million. Virtually all the remaining $464.2 million of the 6.50% and 4.75% Debentures were exchanged for shares of Chevron common stock. PennzEnergy delivered Chevron common stock with a historical cost of $308.0 million, resulting in a recognized ordinary pretax gain of $156.2 million.

     In 1998, PennzEnergy sold in the open market 1.55 million shares of Chevron common stock that previously had been reserved for the exchange rights of the 6.50% and 4.75% Debentures. PennzEnergy recognized an ordinary pretax gain of $73.9 million from the sale of these shares.

     PennzEnergy's investment in Chevron common stock is subject to the exchange rights of holders of PennzEnergy's $443.8 million outstanding principal amount of PennzEnergy's 4.90% Debentures and $316.5 million outstanding principal amount of PennzEnergy's 4.95% Debentures, all of which are exchangeable at the option of the holders thereof for shares of Chevron common stock owned by PennzEnergy. Reference is made to Note 3 for additional information.

     The fair value of the shares of Chevron common stock held by PennzEnergy, as of December 31, 1998 and 1997 was $82.94 and $49.93, respectively, per share, based on the closing market price for Chevron common stock reported on the New York Stock Exchange on December 31, 1998 and December 31, 1997 of $82.94 and $77.00 per share, respectively. The fair value of the Chevron common stock on December 31, 1997 was reduced by a reserve for certain exchange rights relating to PennzEnergy's outstanding 6.50% Debentures and 4.75% Debentures outstanding as of December 31, 1997. As a result, appreciation in the Chevron common stock in excess of the reserve for exchange rights was capped at the exchange price for the 6.50% Debentures and the 4.75% Debentures.

     The cost, fair value and unrealized gains related to PennzEnergy's marketable securities are as follows:

                                                       ESTIMATED     UNREALIZED
             AT DECEMBER 31                  COST      FAIR VALUE      GAINS
             --------------                --------    ----------    ----------
                                                 (EXPRESSED IN THOUSANDS)
1997
  Non-current marketable securities and
     other investments:
     Chevron common stock...............   $599,652     $889,027      $289,375
     Other marketable securities and
       investments......................     11,394       11,394            --
                                           --------     --------      --------
  Total non-current marketable
     securities
     and other investments..............   $611,046     $900,421      $289,375
                                           ========     ========      ========
1998
  Non-current marketable securities and
     other investments:
     Chevron common stock...............   $238,847     $588,228      $349,381
     Other marketable securities and
       investments......................     10,234       10,234            --
                                           --------     --------      --------
  Total non-current marketable
     securities
     and other investments..............   $249,081     $598,462      $349,381
                                           ========     ========      ========

     PennzEnergy's investments in debt securities are classified as "held-to-maturity" based on PennzEnergy's ability and intent to hold those securities to maturity. Such securities are carried at cost, net of unamortized premium or discount, if any, and consist primarily of domestic commercial paper. All of

                      PENNZENERGY COMPANY AND SUBSIDIARIES

PennzEnergy's "held-to-maturity" securities approximate their fair values based on the relatively short maturities of those investments.

  Investment and Other Income, Net --

     Other revenues, net of related expenses, are included in "Investment and other income, net," which consists of the following:

                                             1996         1997         1998
                                           --------     --------     --------
                                                (EXPRESSED IN THOUSANDS)
Interest income.........................   $    830     $    979     $    846
Dividend income.........................     37,623       40,954       34,026
Gains on sale and exchange of marketable
  securities (including Chevron common
  stock) and other investments..........        306       12,066      230,865
Gains on sales of assets, net...........     50,604       63,593        6,955
Settlements and refunds.................     (9,175)      (1,267)          --
Other income (expense), net.............     35,229       (4,280)      13,776
                                           --------     --------     --------
                                           $115,417     $112,045     $286,468
                                           ========     ========     ========

     Substantially all interest and dividend income is from marketable securities and other cash investments.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $11.2 million in 1998 and $10.4 million in 1997.

     In December 1998, PennzEnergy Receivables Company, an indirect wholly owned, special purpose subsidiary of PennzEnergy, entered into a one-year receivables sales facility, which provides for the ongoing sales of up to $30 million of accounts receivable of PennzEnergy. Receivables sold under this agreement totaled $12.9 million as of December 31, 1998. Prior to December 1998, certain of PennzEnergy's receivables were sold by Pennzoil Receivables Company under a receivables sale facility established in September 1996, which provided for the ongoing sales of up to $135 million of accounts receivable. PennzEnergy receivables sold under this former facility totaled $31.7 million as of December 31, 1997. Fees associated with these transactions totaled $1.2 million and $1.9 million in 1998 and 1997, respectively, and are reflected in other income.

  Crude Oil and Natural Gas Inventories --

     Substantially all inventories are recorded at the lower of cost or market using the first-in, first-out method.

  Oil and Gas Producing Activities --

     PennzEnergy follows the successful efforts method of accounting for oil and gas operations. Under the successful efforts method, lease acquisition costs are capitalized. Significant unproved properties are reviewed periodically on a property-by-property basis to determine if there has been impairment of the carrying value, with any such impairment charged currently to exploration expense. All other unproved properties are generally aggregated and a portion of such costs estimated to be nonproductive, based on historical experience, is amortized on an average holding period basis.

     Exploratory drilling costs are capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploration costs are also expensed. All

                      PENNZENERGY COMPANY AND SUBSIDIARIES
development costs are capitalized. Provision for depreciation, depletion and amortization expense ("DD&A") is determined on a field-by-field basis using the unit-of-production method. Estimated costs of future dismantlement and abandonment of wells and production platforms, net of salvage values, are accrued as part of DD&A using the unit-of-production method; actual costs are charged to accumulated depreciation, depletion and amortization.

     All other properties are depreciated on straight-line or accelerated methods calculated to allocate the cost of properties over their estimated useful lives.

  Impairment of Long-Lived Assets --

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. PennzEnergy reviews its proved oil and gas properties on a field by field basis when such evidence exists. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Due principally to the prolonged depressed state of oil and natural gas prices, an impairment was recorded during 1998 totalling $49.0 million ($74.7 million before tax). No proved property impairments were required during 1997 or 1996.

  Mineral Property Conveyances and Related Transactions --

     PennzEnergy's mineral interests in oil and gas properties are frequently conveyed to others for a variety of reasons, including the desire to spread risks, to improve operating efficiencies, and to achieve tax benefits. The Company complies with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," in accounting for such conveyances.

     PennzEnergy recognizes gains and losses when an oil and gas mineral interest is sold, either partially or in its entirety, based on the difference between the amount of sales proceeds received and the unamortized cost of the mineral interest sold. When a partial interest is retained, an allocation based on fair value is applied to the interest sold and to the partial interest retained for purposes of the gain or loss calculation. However, normal retirement treatment of the partial interest sold, without any recognition of a gain or loss, is used if the amortization basis of the assets retained is not significantly affected by the sale.

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

                      PENNZENERGY COMPANY AND SUBSIDIARIES

  Revenue Recognition --

     Oil and gas revenues are recognized when produced. For production from properties with natural gas imbalances, PennzEnergy uses the sales method of accounting. Under the sales method, revenue is recognized based on actual volumes of gas sold to purchasers. The volume of gas sold may differ from volumes to which PennzEnergy is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances, which are monitored over the life of the reservoir. At December 31, 1998, PennzEnergy's gas imbalance reflects a net underproduced position of 1.2 billion cubic feet ("Bcf") of gas. PennzEnergy expects to correct this imbalance with co-owners through future production or alternative arrangements generally accepted by the industry depending on the specific circumstances involved.

  Minority Interest in Consolidated Subsidiaries --

     In December 1998, PennzEnergy conveyed certain of its East Texas natural gas properties to a newly formed limited partnership in which PennzEnergy acts as the sole general partner. The partnership sold limited partner units to an investor for $43.7 million. Such units entitle the limited partner to 99 percent of the partnership's earnings and cash flows until payout. Thereafter, PennzEnergy and the limited partner share earnings and cash flows 95 percent and 5 percent, respectively. Proceeds from sale of limited partner units were used to reduce indebtedness. The limited partner's investment in the partnership is reported as a minority interest in the accompanying consolidated balance sheet. Earnings attributable to such minority interest were not material in 1998.

  Derivative Instruments --

     PennzEnergy has a price risk management program that utilizes financial instruments, principally crude oil and natural gas swaps, to reduce the price risks associated with fluctuations in crude oil and natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on crude oil and natural gas swaps designated as hedges of anticipated production are treated as deferred credits or charges and are included in other current liabilities or other current assets on the consolidated balance sheet. Net gains and losses on crude oil and natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced.

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

     PennzEnergy also periodically enters into forward exchange contracts to hedge some of its monetary liabilities and commitments denominated in foreign currencies. Forward exchange contracts are used to manage exposure to adverse fluctuations in foreign currency exchange rates. Gains and losses related to these qualifying hedges are deferred and recognized in operating income when the hedged transaction occurs. During 1998, PennzEnergy recognized a $0.5 million loss on a foreign currency exchange contract entered into in 1997 to hedge foreign currency exposure on PennzEnergy's disposition of Pennzoil Resources Canada Ltd. Foreign currency transactions which do not qualify as hedges are marked-to-market and gains and losses are recognized in other income.

     In the consolidated statement of cash flows, cash receipts or payments related to financial instruments are classified consistent with the cash flows from the transaction being hedged.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

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

     Non-cash and other nonoperating items from continuing operations consist of the following:

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1996        1997       1998
                                                                -------    --------    ------
                                                                  (EXPRESSED IN THOUSANDS)
Non-cash accruals...........................................    $22,706    $ 27,152    $7,751
Other non-cash and nonoperating items.......................      5,123       3,891       (11)
                                                                -------    --------    ------
                                                                $27,829    $ 31,043    $7,740
                                                                =======    ========    ======

     Changes in operating assets and liabilities consist of the following:

                                                 YEAR ENDED DECEMBER 31
                                           ----------------------------------
                                             1996         1997         1998
                                           --------     --------     --------
                                                (EXPRESSED IN THOUSANDS)
Receivables.............................   $(42,706)    $ 46,016     $ 82,232
Inventories.............................      5,813         (984)       1,820
Other current assets(1).................      7,462      (49,760)      44,743
Accounts payable and accrued
  liabilities(1)(2).....................    (20,571)      66,294      (76,136)
Other assets and liabilities............    (27,441)      (2,522)      51,418
                                           --------     --------     --------
(Increase) decrease in operating assets
  and liabilities.......................   $(77,443)    $ 59,044     $104,077
                                           ========     ========     ========
Cash paid during the period for:
  Interest (net of amount
     capitalized).......................   $177,784     $157,511     $157,160
  Income taxes..........................   $ 13,441     $ 30,625     $ 27,168

---------------

(1) Included in 1997 accounts payable and accrued liabilities and other current assets are $40.6 million and $40.1 million, respectively, associated with a series of forward contracts entered into to hedge against the foreign currency risk associated with PennzEnergy's $42.2 million Canadian tax liability. Included in 1998 accounts payable and accrued liabilities and other current assets are $2.5 million and $2.5 million, respectively, associated with a series of forward contracts entered into to hedge against the foreign currency risk associated with PennzEnergy's $2.8 million Canadian tax liability. See Note 4 for additional information.

(2) Included in 1997 and 1998 accrued liabilities is $42.2 million and $2.8 million, respectively, associated with foreign taxes payable resulting from the December 1997 gain on the sale of Canadian oil and gas properties. Current accounting guidelines require that gains on sales of certain oil and gas reserves and related assets be removed from net income when determining net operating cash inflows while the related current federal income tax is required to be included in determining operating cash flows. PennzEnergy believes that the income tax effect should be treated consistently with the associated gain when analyzing the elements of operating cash flows.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

  Earnings Per Share --

     PennzEnergy computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares of common stock outstanding, while diluted earnings per share also reflects the impact of potentially dilutive securities such as outstanding options. Earnings per share computations to reconcile basic and diluted income from continuing operations for the years 1998, 1997 and 1996 consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
                                                              (EXPRESSED IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Income (loss) from continuing operations.................    $110,248    $145,892    $(45,466)
Less: preferred stock dividend...........................          --          --       5,625
                                                             --------    --------    --------
Income (loss) from continuing operations available to
  common shareholders....................................    $110,248    $145,892    $(51,091)
Basic weighted average shares............................      46,473      47,119      47,716
Effect of dilutive securities(1):
  Options................................................         183         688          --
  Awards.................................................         102         116          --
Diluted weighted average shares..........................      46,758      47,923      47,716
Per share income (loss) from continuing operations
  available to common shareholders:
  Basic..................................................    $   2.37    $   3.10    $  (1.07)
  Diluted................................................    $   2.35    $   3.04    $  (1.07)

---------------

(1) A weighted average year-to-date number of options to purchase 3,509,841 shares of common stock and awards of 144,501 shares of common stock were outstanding during 1998, but were not included in the computation of diluted per share income from continuing operations because these options and awards would result in an antidilutive per share amount. A weighted average year-to-date number of options to purchase 713,369 and 1,982,107 shares of common stock were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted per share income from continuing operations because the options' exercise prices were greater than the average market price of the common shares.

  International Operations --

     Consolidated income (loss) from continuing operations before income tax includes income (losses) from international operations of $(114.0) million, $48.7 million and ($28.3) million in 1998, 1997 and 1996, respectively.

  Recent Accounting Pronouncements --

     Effective January 1, 1998, PennzEnergy adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The statement requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments and the related tax effects. For the years ended December 31, 1998, 1997 and 1996, unrealized holding gains or losses on marketable securities are reported in the consolidated statement of comprehensive income net of related income tax (benefit) of $25.4 million, ($3.0) million and $19.5 million, respectively.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new standard, companies are required to report certain information about operating segments in consolidated financial statements. Operating segments are determined based on the method by which management organizes its business for making operating decisions and assessing performance. PennzEnergy, which has one reportable segment as defined by this standard, has adopted the provisions of SFAS No. 131 and has included information about geographic areas in its Supplemental Financial and Statistical Information.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. The adoption of SOP No. 98-1 is not expected to have a material impact on PennzEnergy's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on PennzEnergy's financial position or results of operations.

(2) INCOME TAXES --

  Accounting for Income Taxes --

     PennzEnergy accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) related to continuing operations consists of the following:

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1996        1997         1998
                                                            --------     -------     --------
                                                                (EXPRESSED IN THOUSANDS)
Current
  United States...........................................  $ 23,466     $38,598     $      9
  Foreign.................................................       168      37,120        2,633
  State...................................................       283      (2,249)          (5)
Deferred
  United States...........................................   (15,507)     25,670      (17,038)
  Foreign.................................................     3,602      (5,602)      (1,220)
  State...................................................     4,192       2,936       (2,147)
                                                            --------     -------     --------
                                                            $ 16,204     $96,473     $(17,768)
                                                            ========     =======     ========

     PennzEnergy's net deferred tax liability is as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax liability......................................  $ 406,185     $ 409,631
Deferred tax asset..........................................   (146,160)     (265,071)
Valuation allowance.........................................      7,994        12,393
                                                              ---------     ---------
          Net deferred tax liability........................  $ 268,019     $ 156,953
                                                              =========     =========

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
Investment in marketable equity securities..................   $138,808      $145,621
Property, plant and equipment...............................    231,826       239,105
Proceeds from issuance of exchangeable debentures
  treated as option proceeds................................     40,855            --
Original issue discount on exchangeable debentures..........    (26,763)        2,108
Alternative minimum tax credit carryforward.................    (69,124)      (77,504)
Net operating loss carryforwards............................     (8,064)      (77,293)
Investment in foreign subsidiaries..........................         --       (45,388)
Other, net..................................................    (47,513)      (42,089)
Valuation allowance.........................................      7,994        12,393
                                                               --------      --------
          Net deferred tax liability........................   $268,019      $156,953
                                                               ========      ========

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     The principal items accounting for the difference in income taxes on income
(loss) from continuing operations computed at the federal statutory rate and income taxes as reported are as follows:

                                                YEAR ENDED DECEMBER 31
                                           --------------------------------
                                             1996        1997        1998
                                           --------    --------    --------
                                               (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at
  statutory rate........................   $ 44,258    $ 84,828    $(22,132)
Increases (reductions) resulting from:
  Dividends received deduction..........     (9,272)    (10,068)     (8,336)
  State income taxes, net...............      2,393        (124)     (1,399)
  Sale of foreign subsidiary(1).........    (19,094)         --          --
  Taxes on foreign income in excess of
     statutory rate(2)..................         23      20,504         918
  Nondeductible goodwill................      1,130       1,256       1,255
  Spin-off of Pennzoil-Quaker
     State(3)...........................         --          --      11,715
  Other, net............................     (3,234)         77         211
                                           --------    --------    --------
Income tax provision (benefit)..........   $ 16,204    $ 96,473    $(17,768)
                                           ========    ========    ========

---------------

(1) In 1996 PennzEnergy recognized a tax benefit from the sale of stock of Pennzoil Canada, Inc. ("Pennzoil Canada"), an indirect wholly owned subsidiary of PennzEnergy. The benefit was attributable to prior foreign losses and asset write-downs that had not previously been recognized for tax purposes. Reference is made to Note 10 for additional information on the sale of Pennzoil Canada.

(2) In December 1997, PennzEnergy received net proceeds of $101.9 million from the sale of its remaining Canadian oil and gas assets. A pretax gain on these transactions of $67.6 million was recognized and Canadian income taxes of $29.6 million were accrued in connection with the sale. The $29.6 million foreign tax liability was deducted in calculating the U.S. federal income tax liability.

(3) PennzEnergy's income tax expense was increased by approximately $11.7 million due to the Spin-off of Pennzoil-Quaker State Company. This increase was primarily caused by (1) nondeductible merger costs ($2.0 million), (2) reallocation of net operating losses between PennzEnergy and Pennzoil-Quaker State pursuant to Internal Revenue Service regulations ($4.2 million) and
    (3) reallocation of income and expense pursuant to a tax separation agreement ($5.5 million).

     In connection with the Spin-off, PennzEnergy entered into a tax separation agreement with Pennzoil-Quaker State which provides, among other things, that
(i) Pennzoil-Quaker State will be responsible for and indemnify PennzEnergy against all taxes that are attributable to certain inventory adjustments, (ii) PennzEnergy will be responsible for and indemnify Pennzoil-Quaker State against any other consolidated federal or state income tax liability for periods ended on or before the date of the Spin-off, (iii) any other taxes will be borne by the party on whom such taxes are imposed by law and (iv) Pennzoil-Quaker State will make a payment to PennzEnergy equal to the greater of (a) 38% of the aggregate regular taxable income or (b) 24% of the alternative minimum taxable income for the year ended December 31, 1998. The agreement also establishes procedures for the conduct and settlement of certain tax audits and related proceedings.

     The Internal Revenue Service is currently reviewing PennzEnergy's 1996 and 1997 federal income tax returns.

     In September 1998, PennzEnergy received a letter and examination report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on the audits of PennzEnergy's 1993, 1994 and 1995 federal income tax returns. The examination report proposed one principal adjustment with which PennzEnergy disagrees.

     That adjustment challenged PennzEnergy's position under Section 172(f) of the Internal Revenue code that (i) interest of $294.3 million that was determined and paid in 1994 with respect to a 1988 federal tax deficiency, and
(ii) legal expenses of $1.4 million that were incurred in 1994 in resolving the 1988 tax deficiency, were specified liability losses that could be carried back 10 years. The proposed tax deficiency relating to this proposed adjustment is $111.1 million. PennzEnergy estimates that the additional after-tax interest on this proposed deficiency was $29.1 million at December 31, 1998.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     If the Internal Revenue Service's position is sustained, the $294.3 million of interest and $1.4 million of legal fees will be carried forward. If not used, these carryovers will expire in the year 2009. The proposed adjustment is currently being reviewed by the Appellate Division of the Internal Revenue Service. PennzEnergy intends to defend its position vigorously and does not believe that the final outcome will have a material adverse effect on its financial condition or results of operations.

     As of December 31, 1998, PennzEnergy had a United States net operating loss carryforward of approximately $183.5 million, which is available to reduce future regular federal taxable income. Additionally, for purposes of determining alternative minimum tax, an approximate $129.1 million net operating loss is available to offset future alternative minimum taxable income. If not used, these carryovers will expire in the year 2018. In addition, PennzEnergy has approximately $77.5 million of alternative minimum tax credits indefinitely available to reduce future regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by tax authorities.

     PennzEnergy also has state net operating loss carryforwards, the tax effect of which was approximately $13.1 million as of December 31, 1998. A valuation allowance of approximately $12.4 million has been established to offset the portion of the deferred tax asset related to state tax loss carryforwards expected to expire before their utilization.

(3) DEBT --

     Debt outstanding was as follows:

                                                 DECEMBER 31
                                           ------------------------
                                              1997          1998
                                           ----------    ----------
                                           (EXPRESSED IN THOUSANDS)
Exchangeable debentures
  6.50% due 2003........................   $  397,247    $       --
  4.75% due 2003........................      491,780            --
  4.90% due 2008........................           --       443,807
  4.95% due 2008........................           --       316,506
  Discount on debentures................           --       (21,055)
Other debentures and notes
  9.625% due 1999.......................      200,000       200,000
  10.625% due 2001......................      150,000       150,000
  10.250% due 2005......................      250,000       250,000
  10.125% due 2009......................      200,000       200,000
Revolving credit facilities with
  banks.................................      108,000            --
Commercial paper........................      162,475            --
Variable-rate credit arrangements.......      185,000            --
Other...................................        3,247        (2,049)
                                           ----------    ----------
  Total long-term debt..................   $2,147,749    $1,537,209
                                           ==========    ==========

     PennzEnergy had no outstanding borrowings under revolving credit facilities, commercial paper programs, and short-term variable-rate credit arrangements at December 31, 1998.

     PennzEnergy's current committed revolving credit facility with a group of banks provides for up to $500.0 million of unsecured revolving credit borrowings through November 16, 1999 with any outstanding borrowings on such date being convertible into a term credit facility terminating on November 16, 2000. The revolving credit facility contains covenants relating to liens, sales of assets and mergers and consolidations, subsidiary indebtedness, acquisitions and leverage. PennzEnergy is currently in compliance with these covenants in its revolving credit facility. Outstanding borrowings under PennzEnergy's revolving credit

                      PENNZENERGY COMPANY AND SUBSIDIARIES
facilities totaled $108.0 million at December 31, 1997. The average interest rate applicable to the amounts outstanding under PennzEnergy's revolving credit facilities was 5.79% during 1997 and 5.87% during 1998.

     PennzEnergy currently is limiting aggregate borrowings under any commercial paper programs to $500.0 million. Borrowings under PennzEnergy commercial paper facilities totaled $162.5 million at December 31, 1997. The average interest rate applicable to outstanding commercial paper was 5.85% during 1997 and 5.87% during 1998.

     PennzEnergy maintains short-term variable-rate credit arrangements with certain banks and currently limits its aggregate borrowings under these credit arrangements to $300.0 million. Outstanding borrowings totaled $185.0 million at December 31, 1997. The average interest rate applicable to the amounts outstanding was 5.71% in 1997 and 5.80% during 1998. None of the banks under these credit arrangements have any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     In 1998, PennzEnergy issued $443.8 million principal amount of 4.90% Debentures in exchange for $211.6 million principal amount of 6.50% Debentures and $317.4 million principal amount of 4.95% Debentures in exchange for $211.6 million principal amount of 4.75% Debentures. PennzEnergy realized a pretax extraordinary loss on early extinguishment of debt of $318.4 million, which was the difference between the carrying amount of the exchanged debentures of $420.7 million (net of related unamortized debt issue costs of $2.5 million) and the estimated market value (net of discount) of $739.1 million for the debentures issued. After deducting an income tax benefit of $114.6 million, an extraordinary loss of $203.8 million was recognized in 1998 from the early extinguishment of debt. Discounts on the issuance of these exchangeable debentures of $22.0 million are being charged to income over the life of the debentures.

     Each 4.90% Debenture and 4.95% Debenture is exchangeable into 9.3283 shares of Chevron common stock, matures on August 15, 2008 and is callable beginning August 15, 2000. The 4.90% Debentures and the 4.95% Debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock. In lieu of delivering Chevron common stock, PennzEnergy may, at its option, pay to any holder an amount in cash equal to the market value of the Chevron common stock to satisfy the exchange request. Changes in the fair value of the 4.90% Debentures and the 4.95% Debentures will be recorded in income if and when once the market value of the underlying Chevron common stock exceeds the face value of the debentures.

     As of December 31, 1998, PennzEnergy's $200 million of 9.625% Debentures due November 1999 are classified as long-term debt based upon availability of committed long-term credit facilities to refinance the debentures and PennzEnergy's intent to maintain such commitments in excess of one year.

     Debt at December 31, 1998 was reduced as a result of (a) the repayment of $430.0 million from Pennzoil-Quaker State in settlement of certain accounts receivable and intercompany indebtedness and (b) the deconsolidation of indebtedness of Pennzoil-Quaker State. Pennzoil-Quaker State holds all the net assets of the motor oil, refined products and fast lube operations held by Pennzoil prior to December 30, 1998, including approximately $129.5 million in deconsolidated long-term debt and capital lease obligations. Interest expense was allocated to the discontinued operations based on the obligations of Pennzoil-Quaker State for all periods presented. Allocated interest expense was $13.6 million, $5.4 million and $2.1 million for 1998, 1997 and 1996.

(4) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK --

  Financial Instruments With Off-Balance-Sheet Risk --

     PennzEnergy is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guaran-

                      PENNZENERGY COMPANY AND SUBSIDIARIES
tees. These financial instruments involve, to varying degrees, elements of credit risk which are not recognized in PennzEnergy's consolidated balance sheet.

     PennzEnergy has a price risk management program that permits the utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps and collars) to reduce the price risks associated with fluctuations in crude oil and natural gas prices as they relate to PennzEnergy's anticipated production of its crude oil and natural gas reserves of PennzEnergy's marketing. PennzEnergy did not materially hedge crude oil or natural gas prices in 1998 or 1997.

     In connection with PennzEnergy's disposition of the assets of Pennzoil Resources Canada Ltd., in 1997, PennzEnergy entered into a series of forward contracts at an average exchange rate of 1.539 Cdn.$/U.S.$ to hedge against the foreign currency risk associated with its Cdn.$4.3 million Canadian tax liability due in early 1999. Under these contracts, the counterparties would pay PennzEnergy Cdn.$3.9 million in 1999, and PennzEnergy would concurrently pay the counterparties U.S.$2.5 million. In connection with these forward contracts, at December 31, 1998, PennzEnergy has recorded a liability of $2.5 million, included in accounts payable, and an asset of $2.5 million, included in other current assets. Unrealized losses at December 31, 1998 were not material and any unrealized gains or losses will be recognized in income upon the settlement of the forward contracts.

     PennzEnergy conducts its price risk management program with major financial institutions and industry partners which the company believes present a minimal credit risk. PennzEnergy is exposed to potential market risks if its physical markets for delivery do not substantially correlate with markets designated as indices in the financial instruments used for price risk management.

     Following are the amounts related to PennzEnergy's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance and forward foreign currency exchange contracts as of December 31, 1998 and 1997.

                                                                    CONTRACT OR
                                                                  NOTIONAL AMOUNTS
                                                              ------------------------
                                                                1997           1998
                                                              ---------      ---------
                                                              (EXPRESSED IN THOUSANDS)
Natural gas volume delivery guarantees......................   $ 9,102        $ 6,502
Guarantees of letters of credit.............................     3,990          2,199
Forward foreign currency exchange contracts.................    40,576          2,535
                                                               -------        -------
     Total..................................................   $53,668        $11,236
                                                               =======        =======

     PennzEnergy has agreed to sell most of its U.S. natural gas production at market prices to Columbia Energy Services Corp. ("Columbia") under a contract that terminates on June 30, 2001.

  Concentrations of Credit Risk --

     Substantially all PennzEnergy's accounts receivable at December 31, 1998 result from sales of crude oil, condensate, natural gas liquids and natural gas and/or joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1998. PennzEnergy's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments With Off-Balance-Sheet Risk."

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     PennzEnergy's exposure to credit losses in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include real property, accounts receivable, inventory and equipment, securities and personal assets.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS --

  Balance Sheet Financial Instruments --

     The carrying amounts of PennzEnergy's short-term financial instruments, including cash equivalents, current marketable securities and other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments and on quoted market prices, where such prices are available.

     The following table summarizes the carrying amounts and estimated fair values of PennzEnergy's other balance sheet financial instruments.

                                                  DECEMBER 31, 1997          DECEMBER 31, 1998
                                               ------------------------    ---------------------
                                                             ESTIMATED                 ESTIMATED
                                                CARRYING       MARKET      CARRYING     MARKET
                                                 AMOUNT        VALUE        AMOUNT       VALUE
                                               ----------    ----------    --------    ---------
                                                           (EXPRESSED IN THOUSANDS)
Long-term investments........................  $  900,421    $1,382,485    $598,462    $598,462
Exchangeable debentures......................     889,027     1,382,596     739,258     721,326
Other long-term debt.........................   1,258,722     1,383,232     797,951     899,467

     The following methods and assumptions were used to estimate the market value of each class of financial instrument included above:

          Long-Term Investments. The estimated market value of long-term investments is based on quoted market prices at December 31, 1998 for those investments. The carrying amount of the investment in Chevron common stock as of December 31, 1997 beneficially owned by PennzEnergy was limited to the carrying amount of the exchangeable debentures of $889.0 million on the balance sheet at that date. Reference is made to Note 1 for additional information.

          Exchangeable Debentures. The estimated market value of the exchangeable debentures reflected above is based on quoted market prices which are influenced by the price of the Chevron shares into which the debentures are exchangeable. At December 31, 1998, the debentures were exchangeable at the option of the holders thereof into approximately 7.1 million shares of Chevron common stock beneficially owned by PennzEnergy. Reference is made to Note 3 for additional information.

          Other Long-Term Debt. The estimated market value of PennzEnergy's long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality.

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $0.1 million as of December 31, 1998 and December 31, 1997.

     PennzEnergy did not materially hedge crude oil or natural gas prices in 1998 or 1997.

     The estimated value of amounts owed by PennzEnergy under its foreign currency exchange contracts was $2.5 million as of December 31, 1998. The estimated value of PennzEnergy's foreign currency exchange

                      PENNZENERGY COMPANY AND SUBSIDIARIES
contracts represents the original contract amount adjusted using the year-end closing spot exchange rate. Reference is made to Note 4 for further information regarding off-balance sheet financial instruments.

(6) BENEFIT PLANS --

     As a result of the Spin-off, Pennzoil-Quaker State assumed the liabilities and related assets for pension benefits related to Pennzoil-Quaker State employees. Consequently, those assets, liabilities and costs are excluded from the disclosures herein for all periods. Pennzoil-Quaker State also assumed responsibility for the defined contribution plans related to Pennzoil-Quaker State employees.

  Pensions and Other Postretirement Benefits

     PennzEnergy has non-contributory defined benefit pension plans which provide benefits based on the participants' years of service and compensation or stated amounts for each year of service. Contributions to the plans are made in accordance with the minimum funding provisions of ERISA where applicable, but not in excess of the maximum amount that can be deducted for federal income tax purposes.

     In addition, PennzEnergy sponsors unfunded defined benefit postretirement plans that cover substantially all of its employees. The plans provide medical and life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with PennzEnergy's expressed intent to increase, where possible, contributions from future retirees to a minimum of 30% of the total annual cost. Furthermore, future contributions for both current and future retirees have been limited, where possible, to 200% of the average 1992 benefit cost.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     The following table reflects the PennzEnergy plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets, components of net periodic benefit cost, and the actuarial assumptions used in determining the recognized obligations:

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                      AS OF DECEMBER 31     AS OF DECEMBER 31
                                                     -------------------   -------------------
                                                       1997       1998       1997       1998
                                                     --------   --------   --------   --------
                                                             (EXPRESSED IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year..........  $ 65,100   $ 75,708   $ 28,462   $ 25,049
     Service cost..................................     2,572      2,817        401        375
     Interest cost.................................     4,629      5,130      1,757      1,789
     Plan amendments...............................     5,197        453         --         --
     Benefits paid.................................    (3,001)    (3,545)    (2,049)    (2,662)
     Actuarial (gain) loss.........................     1,211      2,072     (3,522)     1,048
                                                     --------   --------   --------   --------
  Benefit obligation at end of year................  $ 75,708   $ 82,635   $ 25,049   $ 25,599
                                                     ========   ========   ========   ========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year...  $ 69,660   $ 87,560   $     --   $     --
     Actual return on plan assets..................    20,893     22,245         --         --
     Employer contributions........................         8         26      2,049      2,662
     Benefits paid.................................    (3,001)    (3,545)    (2,049)    (2,662)
                                                     --------   --------   --------   --------
  Fair value of plan assets at end of year.........  $ 87,560   $106,286   $     --   $     --
                                                     ========   ========   ========   ========
RECONCILIATION OF FUNDED STATUS:
     Over (under) funded amount....................  $ 11,852   $ 23,651   $(25,049)  $(25,599)
     Unrecognized actuarial gain...................   (27,464)   (37,915)    (3,628)    (2,590)
     Unrecognized transition obligation............        19         13         --         --
     Unrecognized prior service cost...............     9,412      8,877         --         --
                                                     --------   --------   --------   --------
  Net amount underfunded at year-end...............  $ (6,181)  $ (5,374)  $(28,677)  $(28,189)
                                                     ========   ========   ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
     Prepaid benefit cost..........................  $  2,190   $  4,138   $     --   $     --
     Accrued benefit liability.....................    (8,546)    (9,519)   (28,677)   (28,189)
     Intangible asset..............................       175          7         --         --
                                                     --------   --------   --------   --------
  Net liability recognized at year-end.............  $ (6,181)  $ (5,374)  $(28,677)  $(28,189)
                                                     ========   ========   ========   ========

     The benefit obligation for the defined benefit pension plans with benefit obligations in excess of plan assets were $0.6 million as of December 31, 1998 and $0.5 million as of December 31, 1997. No plan assets existed for these plans at December 31, 1998 or 1997.

     The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $0.6 million and $0.2 million, respectively, as of December 31, 1998 and $0.5 million and $0.2 million, respectively, as of December 31, 1997. No plan assets existed for these plans at December 31, 1998 or 1997.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     Net periodic benefit cost included the following components:

                                              PENSION BENEFITS              OTHER BENEFITS
                                         ---------------------------   ------------------------
                                          1996      1997      1998      1996     1997     1998
                                         -------   -------   -------   ------   ------   ------
                                          (EXPRESSED IN THOUSANDS)     (EXPRESSED IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
  COST:
     Service cost......................  $ 2,622   $ 2,572   $ 2,817   $  435   $  401   $  375
     Interest cost.....................    4,321     4,629     5,130    2,040    1,757    1,789
     Expected return on plan assets....   (5,608)   (7,152)   (8,399)      --       --       --
     Amortization of prior service
       cost............................      545       819       988       --       --       --
     Amortization of transition
       obligation......................        7         7         7       --       --       --
     Recognized actuarial gain.........     (145)   (1,192)   (1,324)      --       --       --
                                         -------   -------   -------   ------   ------   ------
  Net periodic benefit cost............  $ 1,742   $  (317)  $  (781)  $2,475   $2,158   $2,164
                                         =======   =======   =======   ======   ======   ======

     An additional loss was recognized in 1996 due to a curtailment of $0.4 million. No additional gain or loss due to a curtailment or settlement was recognized during 1998 or 1997.

Weighted-average assumptions were:

                                                    PENSION BENEFITS          OTHER BENEFITS
                                                    AS OF DECEMBER 31       AS OF DECEMBER 31
                                                 -----------------------   --------------------
                                                 1996     1997     1998    1996    1997    1998
                                                 -----    -----    -----   ----    ----    ----
Discount rates.................................   7.50%    7.25%    7.00%  7.50%   7.25%   7.00%
Expected long-term rate of return on plan
  assets.......................................  10.50%   10.50%   10.50%    --      --      --
Rate of compensation increase..................   4.60%    4.60%    4.20%    --      --      --

     For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5% through the year 2002 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE-PERCENTAGE   ONE-PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
                                                                 (EXPRESSED IN THOUSANDS)
Effect on total of service and interest cost components for
  1998......................................................       $ 66            $ (70)
Effect on year-end 1998 postretirement benefit obligation...        744             (850)

  Contribution Plans --

     PennzEnergy has defined contribution plans covering substantially all employees who have completed one year of service. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation are matched between 50% and 100% by PennzEnergy. The cost of PennzEnergy contributions were $3.3 million in 1998, $2.5 million in 1997 and $2.7 million in 1996.

(7) CAPITAL STOCK AND STOCK OPTIONS --

  Preferred Stock --

     PennzEnergy's Restated Certificate of Incorporation authorizes the issuance of up to 9,747,720 shares of preferred stock. In June 1998, PennzEnergy issued 1,500,000 shares of 6.49% Series A Cumulative Preferred Stock at $100 per share. The net proceeds from the sale of the preferred stock were approximately $147.0 million and were used to repay borrowings under PennzEnergy's credit facilities. Dividends on the

                      PENNZENERGY COMPANY AND SUBSIDIARIES
preferred stock are cumulative from the date of original issue and are payable quarterly, in cash, when declared by the Board of Directors. The preferred stock is redeemable at the option of PennzEnergy at any time on or after June 2, 2008, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends to the redemption date. At December 31, 1998, all 1,500,000 of these shares were issued and outstanding.

  Preference Common Stock --

     PennzEnergy's Restated Certificate of Incorporation authorizes the issuance of up to 27,862,924 shares of preference common stock. None of these shares were issued or outstanding at December 31, 1998. Dividend rights on any preference common stock are junior to the rights of any PennzEnergy preferred stock and senior to the rights of PennzEnergy common stock.

  Stock Options --

     In 1998, PennzEnergy adopted one new stock option plan and reserved an additional 500,000 shares of common stock for issuance pursuant to such stock option plans. At December 31, 1998, PennzEnergy had 4,167,146 shares of common stock reserved for issuance under all employee benefit plans.

     At December 31, 1998, PennzEnergy had nonqualified stock option plans covering a total of 3,933,374 shares of PennzEnergy common stock (compared to 3,695,413 shares at December 31, 1997), of which 535,900 shares were available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1998, expiration dates for the outstanding options ranged from October 1999 to October 2008 and the average exercise price per share was $28.11. Payment of the exercise price may be made in cash or in shares of PennzEnergy common stock previously owned by the optionee, valued at the then-current market value.

     In connection with the Spin-off, all outstanding stock options were immediately vested and their exercise prices were adjusted based upon the relative market values of common stock of PennzEnergy and Pennzoil-Quaker State immediately following the Spin-off. PennzEnergy stock options held by employees of Pennzoil-Quaker State were retained by those employees after the Spin-off and are included in the disclosures presented herein for all periods.

     Information with respect to stock option activity is summarized in the following table:

                                        1996                    1997                    1998
                                ---------------------   ---------------------   ---------------------
                                            WTD. AVG.               WTD. AVG.               WTD. AVG.
                                            EXERCISE                EXERCISE                EXERCISE
        STOCK OPTIONS            SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
        -------------           ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year........................  2,587,740    $58.75     3,311,921    $54.20     2,968,956    $52.19
  Granted.....................    872,570    $39.64       827,441    $52.70       734,090    $64.58
  Exercised...................    (35,838)   $46.76      (786,843)   $54.77      (109,563)   $45.48
  Lapsed......................   (112,551)   $48.46      (115,515)   $43.09      (143,533)   $52.72
  Expired.....................         --        --      (268,048)   $74.88       (52,476)   $74.16
                                ---------    ------     ---------    ------     ---------    ------
Outstanding at end of year....  3,311,921    $54.20     2,968,956    $52.19     3,397,474    $28.11(1)
                                =========               =========               =========
Options exercisable at
  year-end....................  2,072,538               1,511,084               3,397,474
                                =========               =========               =========

---------------

(1) Reflects adjustment due to the Spin-off of Pennzoil-Quaker State.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1998.

                                                              OPTIONS OUTSTANDING AND EXERCISABLE
                                                         ---------------------------------------------
                                                            NUMBER OF
                                                             OPTIONS           WEIGHTED       WEIGHTED
                                                           OUTSTANDING          AVERAGE       AVERAGE
                                                         AND EXERCISABLE      CONTRACTUAL     EXERCISE
RANGE OF EXERCISE PRICES                                 AT DEC. 31, 1998    LIFE IN YEARS     PRICE
------------------------                                 ----------------    -------------    --------
  $17.52 -$24.00.......................................     1,002,546             6.8          $21.52
  $24.01 -$30.00.......................................     1,217,478             6.3          $26.98
  $30.01 -$41.52.......................................     1,177,450             6.8          $34.90
                                                            ---------                          ------
  $17.52 -$41.52.......................................     3,397,474                          $28.11

  Conditional Stock Awards --

     In 1998, there were 44,700 units of common stock granted to selected employees under PennzEnergy's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of PennzEnergy common stock equal to the number of units granted. At December 31, 1998, units covering 137,636 shares of PennzEnergy common stock were outstanding (compared to 105,332 shares at December 31, 1997). In 1998, no shares of PennzEnergy common stock were distributed under PennzEnergy's conditional stock award programs. During 1998, units covering 12,396 shares of PennzEnergy's common stock lapsed. These units had been granted in previous years under PennzEnergy's conditional stock award programs. In connection with the Spin-off, the condition of continued employment was eliminated for all then outstanding conditional stock awards. All PennzEnergy conditional stock awards held by employees of Pennzoil-Quaker State were retained by the employees after the Spin-off and are included in the disclosures presented herein for all periods.

  Pro Forma Compensation Cost for Stock-Based Plans --

     PennzEnergy applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for PennzEnergy's stock-based plans. Had compensation cost for PennzEnergy's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," PennzEnergy's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1996        1997        1998
                                                             --------    --------    ---------
                                                              (EXPRESSED IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net income (loss)...........................  As reported    $133,898    $175,067    $(255,675)
                                                Pro forma    $130,121    $164,989    $(267,902)
Basic earnings (loss) available to common
  shareholders per share....................  As reported    $   2.88    $   3.72    $   (5.48)
                                                Pro forma    $   2.80    $   3.50    $   (5.73)
Diluted earnings (loss) available to common
  shareholders per share....................  As reported    $   2.86    $   3.65    $   (5.48)
                                                Pro forma    $   2.78    $   3.44    $   (5.73)

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.83%, 6.63% and 6.25%; dividend yield of 1.45%, 1.67% and 5.45%; stock price volatility factor of .2890, .2053 and .2079; and expected option lives of 10 years for each of the respective three years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $25.62, $18.74 and $6.66 per option, respectively.

(8) COMMITMENTS AND CONTINGENCIES --

  Environmental Matters --

     PennzEnergy is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. PennzEnergy has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in PennzEnergy's consolidated financial statements. PennzEnergy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Certain of PennzEnergy's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. As of December 31, 1998 and 1997, PennzEnergy's consolidated balance sheet included accrued liabilities, reflected in "Other liabilities," for environmental remediation of $7.9 million and $9.2 million, respectively. PennzEnergy does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which PennzEnergy subsidiaries are PRPs, PennzEnergy's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) PennzEnergy's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, PennzEnergy's monetary exposure is not expected to be material.

  Ramco Dispute --

     In October 1995, subsidiaries of PennzEnergy filed an action, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, in the United States District Court for the Southern District of Texas, Houston Division, against Ramco Hazar Energy Limited, formerly known as Ramco Energy Limited (collectively "Ramco"). The underlying dispute involves Ramco's asserted claim to an interest in the Karabakh prospect, an oil and gas field located in the territorial waters of the Azerbaijan Republic in the Caspian Sea. Since the initiation of litigation, the operator of the Karabakh prospect determined that the hydrocarbon accumulation tested by three exploratory wells was not commercial. The federal suit sought to compel Ramco to arbitrate certain disputes that have arisen between it and the PennzEnergy plaintiffs. After the filing of the federal action, the PennzEnergy plaintiffs filed an Original Petition for Declaration Relief in the 281st Judicial District Court of Harris County, Texas. The state suit, styled Pennzoil Exploration and Production Company, et al. v. Ramco Energy Limited and Ramco Hazar Energy Limited, which is expressly conditioned upon a determination in the federal suit that the disputes between the PennzEnergy plaintiffs and Ramco are not subject to arbitration, seeks a declaration that the PennzEnergy plaintiffs have not breached any agreements with Ramco, and do not owe and/or have not breached any fiduciary or other legal duty to Ramco including, without limitation, a duty of good faith and fair

                      PENNZENERGY COMPANY AND SUBSIDIARIES
dealing. In November 1995, Ramco asserted a counterclaim in the state court action, asserting breach of contract and breach of fiduciary duties. The counterclaim seeks a declaratory judgment granting Ramco a participation interest in the Karabakh prospect, compensatory damages, exemplary damages, attorneys' fees, costs of court and other unspecified relief. The judge in the federal suit granted in part the PennzEnergy plaintiffs' motion to compel arbitration and ordered arbitration to be held in New York, New York. The United States Court of Appeals for the Fifth Circuit generally affirmed the ruling of the judge in the federal suit and PennzEnergy initiated arbitration. Selection of arbitrators is pending.

  Texas Federal Court Employment Action Settled --

     The parties have reached a settlement in the lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al., pending in the United States District Court for the Southern District of Texas, Houston Division. The suit was filed by eleven named plaintiffs and alleged wrongful and illegal discrimination by PennzEnergy and subsidiaries against African-American employees. The settlement was approved by the court on March 8, 1999.

  Stockholder Action Dismissed --

     By order dated February 16, 1999, the Chancery Court of Delaware dismissed without prejudice the action filed during 1997 on behalf of stockholders against PennzEnergy and certain of its current and former directors. The complaints in the action allege breach of fiduciary duty on the part of the Board of Directors arising out of a proposal by Union Pacific Resources Group Inc. to acquire all outstanding shares of common stock of Pennzoil Company.

  Maersk Rig Contracts --

     In December 1997, Pennzoil Venezuela Corporation, S.A., an indirect subsidiary of PennzEnergy, entered into a contract with Maersk Jupiter Drilling Corporation, S.A. ("Maersk") for the provision of a rig for drilling services relative to the anticipated drilling program for PennzEnergy's Block 68/79 in Lake Maracaibo, Venezuela. The rig to be provided by Maersk was to be assembled at a shipyard in Brownsville, Texas, with delivery of the rig to the Lake Maracaibo area and placement in service around October 1998. The term of the contract was for three years (until October 1, 2001).

     With execution of the Contract, construction of the rig destined for Block 68/79 proceeded until completion. In October 1998, Maersk advised that it intended to commence mobilization of the rig to Lake Maracaibo. However, during the period of rig construction, changes had occurred in the scope and timing of the drilling program anticipated for Block 68/79, resulting in a significant reduction of the need for drilling services originally envisioned in the contract. PennzEnergy instructed Maersk to cease mobilization and to stack the rig in Brownsville, where it currently remains. The contract provides for early termination and establishes the charge for the balance of the term of the contract (approximately $19,000 per day net to PennzEnergy with certain escalation factors). Representatives of PennzEnergy and Maersk have since engaged in various negotiations relative to the stacking of the rig in Brownsville, which was not contemplated by the contract, and these negotiations also have addressed contract termination and settlement, together with the potential for alternative uses for the rig. Negotiations with Maersk are continuing, but the parties have not yet reached a commercial resolution of the issues involved. PennzEnergy is expensing all charges relating to the contract as incurred.

  Royalty Matters --

     More than 30 oil companies, including PennzEnergy, are involved in disputes in which it is alleged that the oil companies and related parties have underpaid holders of royalty interests, overriding royalty interests and working interests in connection with the production of crude oil. The pending proceedings include suits in

                      PENNZENERGY COMPANY AND SUBSIDIARIES
federal court in Texas, Louisiana, Mississippi and Wyoming (that have now been consolidated into one proceeding in Texas) and in state court in Texas, Utah, Alabama and Louisiana. Certain parties to the federal litigation have entered into a global settlement agreement, that is subject to court approval, which would provide a conditional nationwide settlement, subject to opt-outs, of the crude oil royalty, overriding royalty and working interest claims of all members of the settlement class, including claims in the federal litigation and in numerous other individual and class action cases pending throughout the United States. PennzEnergy is a party to the settlement agreement, which explicitly refutes an admission of liability, but was entered into to avoid expensive and protracted litigation.

     Also pending is a separate suit in federal court in Texas alleging that more than 30 major oil companies, including PennzEnergy, underpaid royalties to the Untied States in connection with crude oil produced from United States owned and/or controlled lands since 1986. The claims were filed by private litigants under the federal False Claims Act, and after investigation, the United States served notice of its intent to intervene as to certain defendants. The United States has not intervened with respect to claims against PennzEnergy as of the date of this report. PennzEnergy is defending vigorously against these claims. PennzEnergy believes that it has acted reasonably and paid royalties in good faith.

     PennzEnergy believes that the final outcome of these disputes will not have a material adverse effect on its consolidated financial condition or results of operations.

  Other --

     PennzEnergy and its subsidiaries are involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of all claims, lawsuits and other proceedings and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on PennzEnergy's consolidated financial position or results of operations.

(9) LEASES --

     PennzEnergy has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment which expire at various dates. The leases may be renewed as they expire.

     Certain operating lease payments are contingent upon such factors as the consumer price index or the prime interest rate with any future changes reflected in income as accruable. The effects of these changes are not considered material.

     Total operating lease rental expenses for PennzEnergy (exclusive of oil and gas lease rentals) were $20.4 million, $15.3 million and $12.8 million for 1998, 1997 and 1996, respectively.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     Future minimum commitments under non-cancelable leasing arrangements as of December 31, 1998 are as follows:

                                                                OPERATING
                                                                 LEASES
                                                              -------------
                                                               (EXPRESSED
                                                              IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1999........................................................     $4,952
2000........................................................      3,321
2001........................................................        679
2002........................................................        146
2003........................................................         93
Thereafter..................................................        221
                                                                 ------
Net minimum future lease payments...........................     $9,412
                                                                 ======

(10) ACQUISITIONS AND DIVESTITURES --

  Sale of Interest in Azeri-Chirag-Gunashli Unit-

     In July 1996, PennzEnergy completed the sale of approximately half of its 9.82% interest in the Azeri-Chirag-Gunashli ("ACG") joint development unit offshore Azerbaijan in the Caspian Sea to affiliates of Exxon Corporation ("Exxon"), affiliates of ITOCHU Oil Exploration Co. Ltd. ("ITOCHU") and affiliates of Unocal Corporation ("Unocal"). The three companies will pay approximately $130.0 million to PennzEnergy for a 5% working interest in the ACG unit (3.00% to Exxon, 1.47% to ITOCHU and 0.53% to Unocal) and the right to receive 51% of the payments due PennzEnergy for reimbursement of costs incurred in developing a gas utilization project for the Gunashli Field. Net cash payments to PennzEnergy are scheduled in three installments with the first installment having been made in two payments consisting of approximately $83.0 million received at closing and another $5.0 million received in August 1996. A subsequent installment of $22.0 million was received in January 1998 and a final payment of $20.0 million is due when the unit reaches production of 200,000 barrels per day. PennzEnergy retains a 4.8175% working interest in the ACG unit. As part of the transaction, the three companies will fund all of PennzEnergy's future obligations in the ACG project, retroactive to January 1, 1996, until all such expenditures and accrued interest are recovered from PennzEnergy's share of production from the ACG unit. In addition, PennzEnergy received a net cash payment of approximately $16.0 million in August 1996 for reimbursement of PennzEnergy's costs in the ACG unit incurred from January 1996 through July 1996. In July 1998, PennzEnergy received a net cash payment of $25.3 million for reimbursement of past costs associated with a related gas utilization project. No gains or losses were recorded related to any of the above proceeds. Instead, such receipts were applied to reduce PennzEnergy's net investment in the ACG unit and the gas utilization project because of uncertainties related to the recovery of those costs.

  Joint Venture with Gulf Canada; Sale of Canadian Assets --

     In July 1996, PennzEnergy completed two related transactions with Gulf
Canada: (i) the establishment of a joint venture for the development of natural gas reserves in the Zama/Virgo region of northwest Alberta and (ii) the sale by PennzEnergy of its remaining Canadian oil and gas assets to Gulf Canada. Including working capital and closing adjustments of $3.5 million received in 1997, PennzEnergy received net proceeds of $196.3 million from the sale. PennzEnergy recorded an after-tax gain of $19.9 million on the sale, of which $19.1 million was due to the recognition of certain tax benefits. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

     In December 1997, Pennzoil sold its 50% interest in the Zama/Virgo joint venture to Phillips Petroleum Company ("Phillips") and received net proceeds of $101.9 million and recorded an after tax gain of $24.6 million. The assets sold included 132 Bcf equivalent of proved natural gas reserves. Included in PennzEnergy's consolidated results for 1997 are revenues of $11.2 million and operating income of $3.3 million from these properties during 1997.

  Sale of Vermejo Park Ranch --

     In September 1996, PennzEnergy completed the sale of Vermejo Park Ranch. The ranch is located in northern New Mexico and southern Colorado and is approximately 578,000 acres. PennzEnergy recorded a gain of $25.6 million ($41.7 million before tax) from the sale.

  Sale of PennUnion --

     In June 1997, PennzEnergy sold its natural gas marketing subsidiary, PennUnion Energy Services, L.L.C., to Columbia and recorded a pretax charge of $10.0 million.

(11) TRANSACTIONS WITH AFFILIATE --

     PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued with at least 30 days prior written notice of the discontinuation. Shared services include legal, environmental, human resources, finance, treasury, accounting, information technology, corporate communications, corporate secretary, executive and government relations. Fees are paid based upon actual costs of providing these services.

     Prior to the Spin-off, PennzEnergy charged Pennzoil-Quaker State for all direct costs associated with its operations. In addition, certain indirect administrative costs incurred by PennzEnergy that were not directly charged to Pennzoil-Quaker State were historically allocated through a monthly charge based on a formula that considered the relative total assets, sales and employees of the companies. Such charges totaled $76.0 million, $63.8 million and $42.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, accounts payable included amounts owed to Pennzoil-Quaker State totaling $11.8 million for borrowings by PennzEnergy subsequent to and associated with the Spin-off. The full amount was repaid to Pennzoil-Quaker State in 1999.

(12) DISCONTINUED OPERATIONS --

     In December 1998, Pennzoil distributed all of its shares of capital stock of its wholly owned Pennzoil-Quaker State subsidiary to its shareholders. Accordingly, Pennzoil-Quaker State's net assets and results of operations for all periods have been combined and reported as discontinued operations in the accompanying financial statements. PennzEnergy received approximately $430.0 million in cash proceeds from Pennzoil-Quaker State as settlement for certain accounts receivable and intercompany indebtedness. The distribution of the remaining net assets was accounted for as a capital contribution of $639.0 million to Pennzoil-Quaker State. Net assets of Pennzoil-Quaker State as of the date of the Spin-off were $1.07 billion.

     Pennzoil-Quaker State holds all the net assets of the motor oil, refined products and fast lube operations held by Pennzoil prior to December 30, 1998, including approximately $129.5 million in deconsolidated long-term debt and capital lease obligations. Interest expense was allocated to the discontinued operations based on the obligations of Pennzoil-Quaker State for all periods presented. Allocated interest expense was $13.6 mil-

                      PENNZENERGY COMPANY AND SUBSIDIARIES
lion, $5.4 million and $2.1 million for 1998, 1997 and 1996. Certain components of income (loss) from discontinued operations were as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1996         1997         1998
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
Operating revenues.......................................  $1,625,966   $1,676,747   $1,734,435
Income (loss) from operations before income taxes........      42,673       62,030      (17,190)
Income tax (benefit).....................................      19,023       27,667      (13,944)
Income (loss) from operations............................      23,650       34,363       (3,246)

(13) MAJOR CUSTOMERS --

     In June 1997, PennzEnergy agreed to sell most of its U.S. natural gas production at market prices to Columbia under a contract that terminates on June 30, 2001. Columbia's purchases accounted for 39%, and 23% of PennzEnergy's revenues from continuing operations for 1998 and 1997, respectively. No one customer accounted for more than 10% of revenues from continuing operations for 1996.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

        SUPPLEMENTAL FINANCIAL AND STATISTICAL INFORMATION -- UNAUDITED QUARTERLY RESULTS --

                                        OPERATING                          FROM
                                      INCOME (LOSS)    INCOME (LOSS)   DISCONTINUED
                                           FROM            FROM        OPERATIONS,    EXTRAORDINARY      NET
                                        CONTINUING      CONTINUING        NET OF      LOSS, NET OF     INCOME
                           REVENUES   OPERATIONS(1)     OPERATIONS      INCOME TAX     INCOME TAX      (LOSS)
                           --------   --------------   -------------   ------------   -------------   ---------
                                                         (EXPRESSED IN THOUSANDS)
1997
-------------------------
First Quarter............  $235,691      $119,577        $ 48,803        $  8,748       $      --     $  57,551
Second Quarter...........   203,266        66,736          13,808          10,069              --        23,877
Third Quarter............   226,397        82,633          23,877          13,947          (2,575)       35,249
Fourth Quarter...........   312,203       168,312          59,404           1,599          (2,613)       58,390
                           --------      --------        --------        --------       ---------     ---------
                           $977,557      $437,258        $145,892        $ 34,363       $  (5,188)    $ 175,067
                           ========      ========        ========        ========       =========     =========
1998
-------------------------
First Quarter............  $172,364      $ 41,992        $    348        $  9,311       $      --     $   9,659
Second Quarter...........   167,863        34,557          (5,998)         14,826              --         8,828
Third Quarter(2).........   365,312       158,931          58,819           9,442        (205,549)     (137,288)
Fourth Quarter...........   131,828       (95,193)        (98,635)        (36,825)         (1,414)     (136,874)
                           --------      --------        --------        --------       ---------     ---------
                           $837,367      $140,287        $(45,466)       $ (3,246)      $(206,963)    $(255,675)
                           ========      ========        ========        ========       =========     =========

                                       BASIC EARNINGS (LOSS)                     DILUTED EARNINGS (LOSS)
                                             PER SHARE                                  PER SHARE
                       ------------------------------------------------------   -------------------------
                       CONTINUING   DISCONTINUED   EXTRAORDINARY   NET INCOME   CONTINUING   DISCONTINUED
                       OPERATIONS    OPERATIONS        LOSS          (LOSS)     OPERATIONS    OPERATIONS
                       ----------   ------------   -------------   ----------   ----------   ------------
1997
---------------------
First Quarter........    $ 1.04        $ 0.19         $   --         $ 1.23       $ 1.02        $ 0.19
Second Quarter.......      0.30          0.21             --           0.51         0.29          0.21
Third Quarter........      0.50          0.30          (0.05)          0.75         0.49          0.29
Fourth Quarter.......      1.26          0.03          (0.06)          1.23         1.24          0.03
Year-to-date.........    $ 3.10        $ 0.73         $(0.11)        $ 3.72       $ 3.04        $ 0.72

        1998
---------------------
First Quarter........    $ 0.01        $ 0.19         $   --         $ 0.20       $ 0.01        $ 0.19
Second Quarter.......     (0.14)         0.31             --           0.17        (0.14)         0.31
Third Quarter........      1.17          0.20          (4.30)         (2.93)        1.17          0.20
Fourth Quarter.......     (2.11)        (0.77)         (0.03)         (2.91)       (2.11)        (0.77)
Year-to-date.........    $(1.07)       $(0.07)        $(4.34)        $(5.48)      $(1.07)       $(0.07)

                        DILUTED EARNINGS (LOSS)
                               PER SHARE
                       --------------------------
                       EXTRAORDINARY   NET INCOME
                           LOSS          (LOSS)
                       -------------   ----------
1997
---------------------
First Quarter........     $   --         $ 1.21
Second Quarter.......         --           0.50
Third Quarter........      (0.05)          0.73
Fourth Quarter.......      (0.06)          1.21
Year-to-date.........     $(0.11)        $ 3.65
        1998
---------------------
First Quarter........     $   --         $ 0.20
Second Quarter.......         --           0.17
Third Quarter........      (4.28)         (2.91)
Fourth Quarter.......      (0.03)         (2.91)
Year-to-date.........     $(4.34)        $(5.48)

---------------

(1) Operating income is defined as net revenues less costs and operating expenses.

(2) Results include ordinary pretax gains on the sale and exchange of Chevron common stock of $230.1 million and a related extraordinary loss on the exchange of certain exchangeable debentures totalling $203.8 million. Reference is made to Note 1 and Note 3.

OIL AND GAS INFORMATION

  Estimated Quantities of Proved Oil and Gas Reserves

     Presented on the following page are PennzEnergy's estimated net proved oil and gas reserves as of December 31, 1998, 1997 and 1996. Reserves in the United States are located onshore in all the main producing states (except Alaska) and offshore California, Louisiana and Texas. International reserves are located in Azerbaijan, Canada and Venezuela and are not individually material.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

     The estimates of proved oil and gas reserves have been prepared by Ryder Scott Company Petroleum Engineers ("Ryder Scott") and are based on data supplied by PennzEnergy. The report of Ryder Scott, which include a description of the basis used in preparing the estimated reserves, is included as an exhibit to PennzEnergy's Annual Reports on Form 10-K for the respective years. Oil includes crude oil, condensate and natural gas liquids.

                                              1996                             1997                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                 UNITED                           UNITED                           UNITED
      PROVED OIL RESERVES        STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL
     (MILLIONS OF BARRELS)       ------   -------------   -----   ------   -------------   -----   ------   -------------   -----
Proved developed and
  undeveloped
  reserves(1)
  Beginning of year............    175          26          201     165           22         187     152          75          227
    Revisions of previous
      estimates
      -- economics.............      8           1            9      (7)           4          (3)    (16)        (12)         (28)
      -- performance and
         other.................     --           3            3       6           --           6       2           1            3
    Extensions and
      discoveries..............     12          13           25      13           30          43      11          30           41
    Estimated production.......    (20)         (1)         (21)    (20)          --         (20)    (19)         (1)         (20)
    Purchases of minerals in
      place(2).................      7           1            8      --           20          20       2          --            2
    Sales of minerals in
      place(2)(3)..............    (17)        (21)         (38)     (5)          (1)         (6)     (6)         --           (6)
                                 -----        ----        -----   -----        -----       -----   -----         ---        -----
  End of year..................    165          22          187     152           75         227     126          93          219
                                 =====        ====        =====   =====        =====       =====   =====         ===        =====
Proved developed reserves
  Beginning of year............    151          11          162     141            1         142     128          14          142
  End of year..................    141           1          142     128           14         142     108          12          120

PROVED NATURAL GAS RESERVES
(BILLIONS OF CUBIC FEET)
Proved developed and
  undeveloped reserves(1)(4)
  Beginning of year............  1,255         214        1,469   1,187           90       1,277   1,054           5        1,059
    Revisions of previous
      estimates
      -- economics.............     19          --           19     (24)          --         (24)    (19)         (3)         (22)
      -- performance and
         other.................     20          22           42      (2)          28          26     (49)         --          (49)
    Extensions and
      discoveries..............    145          29          174     104           23         127      84          --           84
    Estimated production.......   (202)        (17)        (219)   (206)          (8)       (214)   (167)         --         (167)
    Purchases of minerals in
      place(2).................      8          28           36      --           --          --       4          --            4
    Sales of minerals in
      place(2)(3)..............    (58)       (186)        (244)     (5)        (128)       (133)    (58)         --          (58)
                                 -----        ----        -----   -----        -----       -----   -----         ---        -----
End of year....................  1,187          90        1,277   1,054            5       1,059     849           2          851
                                 =====        ====        =====   =====        =====       =====   =====         ===        =====
Proved developed reserves(4)
  Beginning of year............  1,132         202        1,334   1,070           90       1,160     964           4          968
  End of year..................  1,070          90        1,160     964            4         968     784           2          786

---------------

(1) Included in 1998 reserves are 17 million barrels of crude oil, condensate, and natural gas liquids (10 million barrels of which are proved developed reserves) and 2 Bcf of proved developed natural gas reserves attributable to three operating service agreements in Venezuela between Petroleos de Venezuela, S.A. and Pennzoil Venezuela Corporation, S.A., an indirect wholly owned subsidiary of PennzEnergy. Under these agreements, all mineral rights are owned by the government of Venezuela. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Oil and Gas" for additional information.

(2) There were no asset exchanges reported as purchases and sales of minerals in place for 1998 or 1997. Purchases and sales of minerals in place for 1996 include 7 million barrels of oil and 33 Bcf of natural gas and 12 million barrels of oil and 37 Bcf of natural gas, respectively, associated with asset exchanges.

(3) In July 1996, PennzEnergy sold its non-strategic Canadian oil and gas assets to Gulf Canada. In December 1997, PennzEnergy sold its remaining Canadian oil and gas assets, a 50 percent interest in a natural gas joint venture in the Zama/Virgo region of northwest Alberta, to Phillips. Reference is made to Note 10 and to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" for additional information on sales of oil and gas reserves.

(4) United States natural gas reserves for 1998, 1997 and 1996 exclude 136 Bcf, 178 Bcf and 182 Bcf, respectively, of carbon dioxide gas for sale or use in company operations.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities

     The following table shows the aggregate capitalized costs related to oil and gas producing activities and related accumulated depreciation, depletion and amortization and valuation allowances.

                                                                  DECEMBER 31
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
                                                                 (EXPRESSED IN
                                                                   MILLIONS)
Capitalized costs
  Proved properties.........................................  $ 4,345    $  4,489
  Unproved properties.......................................      260         243
                                                              -------    --------
                                                                4,605       4,732
  Accumulated depreciation, depletion and amortization......   (2,923)     (3,073)
                                                              -------    --------
                                                              $ 1,682    $  1,659
                                                              =======    ========

     The following table shows costs incurred in oil and gas producing activities (whether charged to expense or capitalized).

                                                                 YEAR ENDED DECEMBER 31
                               ------------------------------------------------------------------------------------------
                                           1996                           1997                           1998
                               ----------------------------   ----------------------------   ----------------------------
                               UNITED     INTER-              UNITED     INTER-              UNITED     INTER-
                               STATES   NATIONAL(1)   TOTAL   STATES   NATIONAL(1)   TOTAL   STATES   NATIONAL(1)   TOTAL
                               ------   -----------   -----   ------   -----------   -----   ------   -----------   -----
                                                                (EXPRESSED IN MILLIONS)
Costs incurred in oil and gas
  producing activities
     Property acquisition
       Unproved..............   $ 10        $(7)      $  3     $  9        $ 2       $ 11     $ 12        $ 3       $ 15
       Proved................      2          1          3        1         28         29       10         --         10
     Exploration.............    104         27        131       73         44        117       90         52        142
     Development.............    181         27        208      262         24        286      287         17        304
                                ----        ---       ----     ----        ---       ----     ----        ---       ----
                                $297        $48       $345     $345        $98       $443     $399        $72       $471
                                ====        ===       ====     ====        ===       ====     ====        ===       ====

---------------

 (1) Total costs incurred (reimbursed) during 1998, 1997 and 1996 include $19.0 million, $19.0 million and ($4.0) million, respectively, related to PennzEnergy's Azerbaijan activities. Costs incurred (reimbursed) for unproved property acquisition related to the gas utilization project in Azerbaijan during 1998, 1997 and 1996 totaled approximately $2.0 million, ($4.0) million and ($7.0) million, respectively.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Results of Operations From Oil and Gas Producing Activities

     The following table sets forth sales and direct costs, excluding interest expense, general and administrative expense and other items, information relating to the Company's oil and gas exploration and production activities. Income taxes were determined by applying the applicable statutory rates to pretax income with adjustment for tax credits and other allowances. Income tax provisions involved certain allocations among geographic areas based on management's assessment of the principal factors giving rise to the tax obligation.

                                                                 YEAR ENDED DECEMBER 31
                            ------------------------------------------------------------------------------------------------
                                         1996                             1997                             1998
                            ------------------------------   ------------------------------   ------------------------------
                            UNITED                           UNITED                           UNITED
                            STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL   STATES   INTERNATIONAL   TOTAL
                            ------   -------------   -----   ------   -------------   -----   ------   -------------   -----
                                                                (EXPRESSED IN MILLIONS)
Sales
  Outside customers.......   $373        $  41       $ 414    $523         $77        $600     $454        $   4       $ 458
  Other segments, at
    market................    342           --         342     338          --         338      116           --         116
                             ----        -----       -----    ----         ---        ----     ----        -----       -----
                              715           41         756     861          77         938      570            4         574
                             ----        -----       -----    ----         ---        ----     ----        -----       -----
Costs and expenses
  Production costs
    Operating expenses....    148           13         161     156          10         166      149            5         154
    Production, severance
      and property
      taxes...............     35           --          35      33          --          33       26           --          26
  Technical support and
    other(1)..............     38           21          59      36          18          54       52           19          71
  Exploration expenses,
    including dry holes...     31           13          44      53          15          68       81           81         162
  Depreciation, depletion,
    and amortization and
    impairment
    provisions(2).........    195           22         217     216           5         221      258           25         283
                             ----        -----       -----    ----         ---        ----     ----        -----       -----
                              447           69         516     494          48         542      566          130         696
                             ----        -----       -----    ----         ---        ----     ----        -----       -----
Pretax results of
  operations..............    268          (28)        240     367          29         396        4         (126)       (122)
Income tax expense
  (benefit)...............     97          (29)         68     128          31         159        2          (43)        (41)
                             ----        -----       -----    ----         ---        ----     ----        -----       -----
Results of operations.....   $171        $   1       $ 172    $239         $(2)       $237     $  2        $ (83)      $ (81)
                             ====        =====       =====    ====         ===        ====     ====        =====       =====

---------------

(1) International technical support and other during 1998, 1997 and 1996 includes approximately $8.0 million, $7.0 million and $13.0 million, respectively, related to PennzEnergy's Azerbaijan activities.

(2) PennzEnergy recorded a pretax charge of $74.7 million as of December 31, 1998, to reflect the impairment of long-lived oil and gas assets. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Oil and Gas" and Note 1 of Notes to Consolidated Financial Statements for additional information.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

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

                      PENNZENERGY COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

     The Standardized Measure does not purport to be an estimate of the fair market value of PennzEnergy's proved reserves. An estimate of fair market value would also take into account, among other things, the expected recovery of reserves in excess of proved reserves, anticipated changes in future prices and costs and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. In the opinion of PennzEnergy's management, the estimated fair value of PennzEnergy's oil and gas properties is in excess of the amounts set forth below.

                                                         YEAR ENDED DECEMBER 31
                                  ---------------------------------------------------------------------
                                                1997                                1998
                                  ---------------------------------   ---------------------------------
                                  UNITED                              UNITED
                                  STATES    INTERNATIONAL    TOTAL    STATES    INTERNATIONAL    TOTAL
                                  -------   -------------   -------   -------   -------------   -------
                                                         (EXPRESSED IN MILLIONS)
Future cash inflows.............  $ 4,847       $ 961       $ 5,808   $ 3,000       $ 798       $ 3,798
Future production costs.........   (1,621)       (305)       (1,926)   (1,215)       (289)       (1,504)
Future development costs(1).....     (458)        (86)         (544)     (370)        (59)         (429)
                                  -------       -----       -------   -------       -----       -------
Future net cash flows before
  income taxes..................    2,768         570         3,338     1,415         450         1,865
10% annual discount for
  estimated timing of net cash
  flows before income taxes.....     (977)       (308)       (1,285)     (474)       (312)         (786)
                                  -------       -----       -------   -------       -----       -------
Present value of future net cash
  flows before income taxes.....    1,791         262         2,053       941         138         1,079
Future income tax expense
  discounted at 10%(2)..........     (433)       (134)         (567)     (122)        (72)         (194)
                                  -------       -----       -------   -------       -----       -------
Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves..............  $ 1,358       $ 128       $ 1,486   $   819       $  66       $   885
                                  =======       =====       =======   =======       =====       =======

---------------

(1) Includes future dismantlement and abandonment costs, net of salvage values.

(2) Future income taxes before discount were $228.0 million (U.S.) and $176.0 million (foreign) and $710.0 million (U.S.) and $232.0 million (foreign) for 1998 and 1997, respectively.

                      PENNZENERGY COMPANY AND SUBSIDIARIES

OIL AND GAS INFORMATION (CONTINUED)

  Changes in the Standardized Measure

     The following table sets forth the principal elements of the changes in the Standardized Measure for the years presented. All amounts are reflected on a discounted basis.

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1996       1997        1998
                                                              ------     -------     ------
                                                                 (EXPRESSED IN MILLIONS)
Standardized measure -- beginning of period.................  $2,065     $ 2,755     $1,486
Revisions --
  Net changes in prices, net of production costs............   1,152      (1,707)      (677)
  Revisions of quantity estimates...........................     165          17       (123)
  Changes in estimated future development costs.............     (62)       (160)       (73)
  Accretion of discount.....................................     276         397        205
  Changes in production rates (timing) and other............    (189)       (302)      (276)
                                                              ------     -------     ------
          Net Revisions.....................................   1,342      (1,755)      (944)
                                                              ------     -------     ------
Extensions, discoveries and improved recovery, net of future
  production and development costs..........................     651         366        149
Sales and transfers, net of production costs................    (674)       (657)      (373)
Development costs incurred during the period that reduced
  future development costs..................................     145         222        247
Net change in estimated future income taxes.................    (512)        645        374
Purchases of reserves in place..............................      42           1          4
Sales of reserves in place..................................    (304)        (91)       (58)
                                                              ------     -------     ------
Standardized measure -- end of period.......................  $2,755     $ 1,486     $  885
                                                              ======     =======     ======

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                   DESCRIPTION
         ------                                   -----------
          *3(a)           -- Restated Certificate of Incorporation of Pennzoil
                             Company, as amended through May 10, 1996 (Pennzoil
                             Company 10-Q (March 31, 1997), SEC File No. 1-5591,
                             Exhibit 3).
          *3(b)           -- By-laws of Pennzoil Company, as amended through December
                             30, 1998 (Pennzoil Company 8-K (December 30, 1998), SEC
                             File No. 1-5591, Exhibit 4.1).
          *4(a)           -- Indenture dated as of February 15, 1986 (the "1986
                             Indenture") between Pennzoil Company and Mellon Bank,
                             N.A., Trustee (Pennzoil Company 10-Q (June 30, 1986), SEC
                             File No. 1-5591, Exhibit 4(a)).
          *4(b)           -- Officer's Certificate dated as of April 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 5/8%
                             Debentures due June 1, 2001 (Pennzoil Company 10-Q (March
                             31, 1989), SEC File No. 1-5591, Exhibit 4(a)).
          *4(c)           -- Officer's Certificate dated as of November 14, 1989
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/8%
                             Debentures due November 15, 2009 and 9 5/8% Notes due
                             November 15, 1999 (Pennzoil Company 10-K (1989), SEC File
                             No. 1-5591, Exhibit 4(n)).
          *4(d)           -- Officer's Certificate dated as of November 19, 1990
                             delivered pursuant to the terms of the 1986 Indenture
                             setting forth the terms of Pennzoil Company's 10 1/4%
                             Debentures due November 1, 2005 (Pennzoil Company 10-K
                             (1990), SEC File No. 1-5591, Exhibit 4(n)).
          *4(e)           -- Instrument of Resignation, Appointment and Acceptance
                             dated as of April 1, 1991 among Pennzoil Company, Mellon
                             Bank, N.A., as Retiring Trustee, and Texas Commerce Bank
                             National Association, as Successor Trustee, under the
                             1986 Indenture (Pennzoil Company 10-K (1991), SEC File
                             No. 1-5591, Exhibit 4(p)).
          *4(f)           -- Indenture dated as of December 15, 1992 (the "1992
                             Indenture") between Pennzoil Company and Texas Commerce
                             Bank National Association, Trustee (Pennzoil Company 10-K
                             (1992), SEC File No. 1-5591, Exhibit 4(o)).
           4(g)           -- Third Supplemental Indenture dated as of August 3, 1998 to the 1992 Indenture setting forth the terms of Pennzoil
                             Company's 4.90% Exchangeable Senior Debentures Due August
                             15, 2008.
           4(h)           -- Fourth Supplemental Indenture dated as of August 3, 1998 to the 1992 Indenture setting forth the terms of Pennzoil
                             Company's 4.95% Exchangeable Senior Debentures Due August
                             15, 2008.
          *4(i)           -- Rights Agreement dated as of October 28, 1994 between
                             Pennzoil Company and Chemical Bank, as Rights Agent
                             (Pennzoil Company 8-K (October 28, 1994), SEC File No.
                             1-5591, Exhibit 1).
                             Pennzoil Company agrees to furnish to the Commission upon
                             request a copy of any agreement defining the rights of
                             holders of long-term debt of Pennzoil Company and all its
                             subsidiaries for which consolidated or unconsolidated
                             financial statements are required to be filed, under
                             which the total amount of securities authorized does not
                             exceed 10% of the total assets of Pennzoil Company and
                             its subsidiaries on a consolidated basis.
        +*10(a)           -- 1981 Stock Option Plan of Pennzoil Company (Registration
                             Statement on Form S-8 (Registration No. 2-76935), Exhibit
                             4(a)).
        +*10(b)           -- 1982 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(e)).
        +*10(c)           -- Pennzoil Company Salary Continuation Plan (Pennzoil
                             Company 10-K (1982), SEC File No. 1-5591, Exhibit 10(g)).
        +*10(d)           -- Pennzoil Company Supplemental Disability Plan effective
                             January 1, 1978 (Pennzoil Company 10-K(1977), SEC File
                             No. 1-5591, Exhibit 5(y)).
        +*10(e)           -- Pennzoil Company Supplemental Life Insurance Plan
                             effective January 1, 1978, as amended (Pennzoil Company
                             10-K (1980), SEC File No. 1-5591, Exhibit 10(g)).

        EXHIBIT
         NUMBER                                   DESCRIPTION
         ------                                   -----------
       +*10(f)            -- Pennzoil Company Deferred Compensation Plan (Pennzoil
                             Company 10-K (1981), SEC File No. 1-5591, Exhibit 10(i)).
       +*10(g)            -- Specimen of Pennzoil Company Deferred Compensation
                             Agreement (Pennzoil Company 10-K (1982), SEC File No.
                             1-5591, Exhibit 10(j)(1)).
       +*10(h)            -- Specimen of Pennzoil Company agreements regarding certain benefits payable in the event of a change in control
                             (Pennzoil 10-Q (September 30, 1982), SEC File
                             No. 1-5591, Exhibit 28).
       +*10(i)            -- Pennzoil Company Section 415 Excess Benefit Agreements
                             (Pennzoil Company 10-Q (March 31, 1980), SEC File No.
                             1-5591, Exhibit 5).
       +*10(j)            -- Pennzoil Company Medical Expenses Reimbursement Plan
                             effective January 1, 1978 (Pennzoil Company 10-K(1977),
                             SEC File No. 1-5591, Exhibit 5(v)).
       +*10(k)            -- Pennzoil Company 1985 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 25,
                             1985), SEC File No. 1-5591, Exhibit B).
       +*10(l)            -- Pennzoil Company Executive Severance Plan (Pennzoil
                             Company 10-K (1987), SEC File No. 1-5591, Exhibit 10(t)).
       +*10(m)            -- 1990 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 26, 1990), SEC
                             File No. 1-5591, Exhibit A).
       +*10(n)            -- Pennzoil Company 1990 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 26,
                             1990), SEC File No. 1-5591, Exhibit B).
       +*10(o)            -- 1992 Stock Option Plan of Pennzoil Company (Pennzoil
                             Company definitive proxy material (April 13, 1993), SEC
                             File No. 1-5591, Exhibit A).
       +*10(p)            -- Pennzoil Company 1993 Conditional Stock Award Program
                             (Pennzoil Company definitive proxy material (April 13,
                             1993), SEC File No. 1-5591, Exhibit B).
       +*10(q)            -- Employment Agreement between Pennzoil Company and Stephen
                             D. Chesebro' dated as of February 10, 1997 (Pennzoil
                             Company 10-K (1996), SEC File No. 1-5591, Exhibit 10(r)).
       +*10(r)            -- Employment Agreement between Pennzoil Company and Donald
                             A. Frederick dated February 10, 1997 (Pennzoil Company
                             10-K (1996), SEC File No. 1-5591, Exhibit 10(s)).
       +*10(s)            -- 1998 Incentive Plan of PennzEnergy Company (Registration
                             Statement on Form S-8 (Registration No. 333-69845),
                             Exhibit 4.3).
       +*10(t)            -- 1997 Incentive Plan of Pennzoil Company (Pennzoil Company
                             definitive proxy material (March 21, 1997), SEC File No.
                             1-5591, Exhibit A).
         10(u)            -- Credit Agreement dated as of November 17, 1998 among
                             Pennzoil Company and the lenders named therein.
         10(v)            -- First Amendment to Credit Agreement dated as of March 19,
                             1999 between PennzEnergy Company and the lenders named
                             therein.
         12               -- Computation of Ratio of Earnings to Fixed Charges for the
                             years ended December 31, 1998, 1997, 1996, 1995 and 1994.
         21               -- List of Subsidiaries of PennzEnergy Company.
         23(a)            -- Consent of Arthur Andersen LLP.
         23(b)            -- Consent of Ryder Scott Company Petroleum Engineers.
         24               -- Powers of Attorney.
         27               -- Financial Data Schedule.
         99(a)            -- Summary of Reserve Report of Ryder Scott Company
                             Petroleum Engineers as of December 31, 1998 relating to
                             oil and gas reserves.

---------------

 * Incorporated by reference.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.