Form 10-Q
period 1999-03-31
PENNZENERGY CO
filed 1999-05-14
CIK 77320

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999 Commission File No. 1-5591


                       PENNZENERGY COMPANY
     (Exact name of registrant as specified in its charter)


             Delaware                          74-1597290
 (State or other jurisdiction of incorporation or organization)
              (I.R.S. Employer Identification No.)


                  Pennzoil Place, P.O. Box 4616
                   Houston, Texas  77210-4616
             (Address of principal executive offices)



 Registrant's telephone number, including area code:  (713) 546-
                              6000


     Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No     .

      Number of shares outstanding of each class of stock, as of latest practicable date, April 30, 1999:

     Common stock, par value $0.83-1/3 per share, 47,950,086
shares.
      Preferred  stock,  par  value $1.00  per  share,  1,500,000 shares.

                               PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                    PENNZENERGY COMPANY
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        (UNAUDITED)
                                                                  Three Months Ended March 31
                                                                  ----------------------------
                                                                     1999             1998
                                                                  -----------      -----------
                                                                    (Expressed in thousands
                                                                    except per share amounts)
REVENUES
   Natural gas sales                                              $   69,428       $   93,819
   Crude oil, condensate and natural gas liquids sales                45,885           60,061
   Investment and other income, net                                   11,163           18,484
                                                                  -----------      -----------
    Total revenues                                                   126,476          172,364
COSTS AND EXPENSES
   Operating expense                                                  46,643           52,723
   General and administrative expense                                  8,972            8,848
   Depreciation, depletion and amortization                           68,141           55,597
   Exploration expense                                                13,118           12,675
   Taxes, other than income                                            6,901            7,962
   Interest charges, net                                              30,560           39,187
                                                                  -----------      -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                    (47,859)          (4,628)
Income tax benefit                                                   (19,114)          (4,976)
                                                                  -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (28,745)             348
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                         -               9,311
                                                                  -----------      -----------
NET INCOME (LOSS)                                                    (28,745)           9,659
Preferred stock dividends                                              2,434             -
                                                                  -----------      -----------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                $  (31,179)      $    9,659
                                                                  ===========      ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Continuing operations                                          $    (0.65)      $     0.01
   Discontinued operations                                               -               0.19
                                                                  -----------      -----------
TOTAL BASIC AND DILUTED INCOME (LOSS) PER SHARE                   $    (0.65)      $     0.20
                                                                  ===========      ===========
AVERAGE SHARES OUTSTANDING
   Basic                                                              47,888           47,593
                                                                  ===========      ===========
   Diluted                                                            47,888           48,402
                                                                  ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      47,925           47,654
                                                                  ===========      ===========
DIVIDENDS PER COMMON SHARE                                        $   0.0625       $     0.25
                                                                  ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                    PENNZENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                        (UNAUDITED)
                                                                  Three Months Ended March 31
                                                                  ----------------------------
                                                                     1999             1998
                                                                  -----------      -----------
                                                                    (Expressed in thousands)

NET INCOME (LOSS)                                                 $  (28,745)      $    9,659
                                                                  -----------      -----------

Unrealized gains on marketable securities, net of tax                 26,383              402
Foreign currency translation adjustment and other                       (119)            (876)
                                                                  -----------      -----------
                                                                      26,264             (474)
                                                                  -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                       $   (2,481)      $    9,185
                                                                  ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                             PENNZENERGY COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                              March 31,           December 31,
                                                                                1999                  1998
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)
                                                  ASSETS

Current assets
   Cash and cash equivalents                                                $      15,908        $      20,439
   Receivables                                                                     69,951               71,553
   Crude oil and natural gas inventories                                            4,495                4,818
   Materials and supplies                                                          12,700               12,354
   Deferred income tax                                                             10,300               10,300
   Other current assets                                                            10,910                8,955
                                                                            -------------        -------------
        Total current assets                                                      124,264              128,419

Property, plant and equipment, net                                              1,640,894            1,658,734
Marketable securities and other investments                                       639,752              598,462
Other assets                                                                       26,238               31,471
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   2,431,148        $   2,417,086
                                                                            =============        =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities                                 $     100,207        $     127,495
   Interest accrued                                                                35,940               26,093
   Other current liabilities                                                       25,417               24,889
                                                                            -------------        -------------
        Total current liabilities                                                 161,564              178,477
                                                                            -------------        -------------
Long-term debt
   Exchangeable debentures                                                        739,810              739,258
   Other long-term debt                                                           852,353              797,951
                                                                            -------------        -------------
        Total long-term debt                                                    1,592,163            1,537,209
                                                                            -------------        -------------
Deferred income tax                                                               161,282              167,253
Other liabilities                                                                  90,475               99,362
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               2,005,484            1,982,301
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                  40,852               43,696

SHAREHOLDERS' EQUITY                                                              384,812              391,089
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   2,431,148        $   2,417,086
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZENERGY COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                      Three Months Ended March 31
                                                                                   ---------------------------------
                                                                                      1999                  1998
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $  (28,745)           $    9,659
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation, depletion and amortization                                         68,141                55,597
      Dry holes and impairments                                                           836                 5,033
      Deferred income tax                                                             (19,125)               (3,691)
      Income from discontinued operations, net of tax                                    -                   (9,311)
      Other non-cash items                                                             (1,014)                1,919
      Changes in operating assets and liabilities                                     (11,619)              (71,660)
                                                                                   -----------           -----------
  Net cash provided by (used in) operating activities                                   8,474               (12,454)
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (51,858)             (117,266)
  (Purchases) sales of marketable securities and other
    investments, net                                                                      (65)               14,132
  Proceeds from sales of assets                                                         6,433                30,700
  Other investing activities                                                          (11,182)               (3,454)
                                                                                   -----------           -----------
  Net cash used in investing activities                                               (56,672)              (75,888)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable, net                                                       54,310               102,197
  Debt repayments                                                                        -                 (343,000)
  Proceeds from issuance of debt                                                         -                  360,000
  Dividends paid                                                                       (7,861)              (11,899)
  Other financing activities                                                           (2,782)                3,003
                                                                                   -----------           -----------
  Net cash provided by financing activities                                            43,667               110,301
                                                                                   -----------           -----------

NET CASH USED IN DISCONTINUED OPERATIONS                                                 -                  (16,515)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (4,531)                5,444

CASH AND CASH EQUIVALENTS, beginning of period                                         20,439                 9,462
                                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                           $   15,908            $   14,906
                                                                                   ===========           ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                       PENNZENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1)  General -

      The condensed consolidated financial statements included herein have been prepared by PennzEnergy Company ("PennzEnergy") without audit and should be read in conjunction with the financial statements and the notes thereto included in PennzEnergy's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which PennzEnergy considers necessary for a fair presentation. Certain prior period items have been reclassified in the condensed consolidated financial statements in order to conform with the current year presentation.

(2)         Discontinued Operations -

      On December 30, 1998, PennzEnergy, formerly named Pennzoil Company, distributed to its shareholders (the "Spin-off") 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company ("Pennzoil-Quaker State"), representing all of the shares of Pennzoil-Quaker State owned by PennzEnergy.
    Accordingly, Pennzoil-Quaker State's results of operations are shown net of tax as discontinued operations in PennzEnergy's condensed consolidated statement of income prior to the Spin-off. After-tax income from discontinued operations, taxes on income from discontinued operations, and revenues related to discontinued operations for the quarter ended March 31, 1998 were $9.3 million, $7.3 million and $373.4 million, respectively.

 (3)        New  Accounting Standards -

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." The adoption of SOP No. 98-1 on January 1, 1999 did not have a material impact on PennzEnergy's results of operations.
      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is currently expected to be effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on PennzEnergy's financial position or results of operations.

(4)         Debt -

     PennzEnergy has two series of exchangeable debentures. Each 4.90% Debenture and 4.95% Debenture is exchangeable into 9.3283 shares of Chevron Corporation ("Chevron") common stock, matures on August 15, 2008 and is not callable until August 15, 2000. The 4.90% Debentures and the 4.95% Debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock. In lieu of delivering Chevron common stock, PennzEnergy may, at its option, pay to any holder an amount in cash equal to the market value of the underlying Chevron common stock to satisfy the exchange request. Changes in the fair value of the 4.90% Debentures and the 4.95% Debentures associated with fluctuations in the price of Chevron common stock will be recorded in income if and when the market value of the underlying Chevron common stock exceeds $107.20 per share.
     PennzEnergy's $200 million of 9.625% Debentures due November 1999 and $54.3 million borrowed under variable-rate credit arrangements are classified as long-term debt based upon availability of committed long-term credit facilities to refinance such amounts and PennzEnergy's intent to maintain such commitments in excess of one year.

(5)         Earnings Per Share -

     Earnings per share computations to reconcile basic and diluted income (loss) from continuing operations consist of the following:



                                                        Three Months Ended
                                                             March 31
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
                                                      (Expressed in thousands
                                                      except per share amounts)
Income (loss) from continuing operations           $  (28,745)      $      348

Less:  Preferred stock dividend                         2,434             -
                                                   -----------      -----------
Income (loss) from continuing operations available
  to common shareholders                           $  (31,179)      $      348
                                                   ===========      ===========
Basic weighted average shares outstanding              47,888           47,593

Effect of dilutive securities <F1>:
          Options                                        -                 661
          Awards                                         -                 148
                                                   -----------      -----------
Diluted weighted average shares outstanding            47,888           48,402
                                                   ===========      ===========
Income (loss) per share from continuing operations:
  Basic                                            $    (0.65)      $     0.01
                                                   ===========      ===========
  Diluted                                          $    (0.65)      $     0.01
                                                   ===========      ===========

<F1> A weighted average number of options to  purchase  4,649,718 shares of common stock and awards of 123,996 shares of common stock were outstanding for the three months ended March 31, 1999 but were not included in the computation of diluted loss per share because these options and awards would result in an antidilutive per share amount. A weighted average number of options to purchase 2,948,091 shares of common stock were outstanding for the three months ended March 31, 1998 but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the common shares.

(6)  Related Party Transactions -

     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain corporate administrative services for a period of up to one year after the date of the Spin-off. Fees are paid based upon actual costs of providing these services.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of  Operations

      PennzEnergy reported a net loss of $28.8 million for the quarter ended March 31, 1999, compared to net income of $9.7 million for the quarter ended March 31, 1998. After preferred dividends of $2.4 million, basic earnings per share for the first quarter of 1999 was a loss of $.65 per share. Basic earnings per share for the first quarter of 1998 was $.20 per share and included $9.3 million, or $.19 per share, of income from discontinued operations. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements.
      Excluding discontinued operations, the decrease in first quarter 1999 pretax income from the first quarter of the prior year is primarily due to lower realized prices, higher depreciation, depletion and amortization ("DD&A") rates and lower natural gas production volumes.
      Compared to the first quarter of 1998, first quarter 1999 realized natural gas prices decreased 40 cents per thousand cubic feet ("Mcf"), from $2.07 to $1.67, and realized liquids prices were down $2.91 per barrel, from $12.44 to $9.53.
     Natural gas production for the first quarter of 1999 averaged 460 million cubic feet ("MMcf") per day compared to 500 MMcf per day in the first quarter of 1998. The decrease is primarily  due  to production declines offshore at  West  Cameron
580. Liquids production for the first quarter of 1999 averaged 53,500 barrels per day, approximately 150 barrels per day lower than 1998. On a barrel of oil equivalent ("boe") basis, production declined from 136,900 boe per day in the first quarter of 1998 to 130,200 boe per day in 1999.
      Operating costs, including corporate overheads, averaged $5.34 per boe during the first quarter of 1999 compared to $5.64 per boe in the first quarter of 1998. Total operating and general and administrative expenses were $6.0 million lower in the first quarter of 1999 than in the first quarter of 1998. The reduction was primarily due to lower offshore workover and platform repair expenses. In addition, taxes, other than income, were approximately $1.1 million lower during the quarter compared to the first quarter of the prior year primarily due to lower oil and gas prices.
      In the first quarter of 1999, PennzEnergy announced a workforce reduction program. The program will continue until June 4, 1999 and, when complete, will result in the severance of 106 employees. PennzEnergy is also reducing its total contractor workforce by approximately 200 before the end of the year. A $3.5 million reserve is now in place to cover costs associated with the program. The workforce reduction program is expected to reduce future costs and expenses by approximately $18 million on an annual basis.
     DD&A rates increased from $4.51 per boe in the first quarter of 1998 to $5.82 per boe during the first quarter of 1999. This increase was primarily due to negative oil and gas proved reserve revisions at year-end 1998.
     Capital expenditures for the first quarter of 1999 were $52 million, $65 million below the first quarter of 1998. The decrease in capital spending during 1999 was primarily a result of lower domestic offshore and international spending in response to lower commodity prices.
     Onshore domestically, PennzEnergy is currently focused on accelerating exploration and development of its assets in south Louisiana, south Texas and the Raton Basin while working to preserve capital and reduce overall risk. At the same time PennzEnergy is emphasizing low-cost, low-risk production and reserves enhancement on its developed properties.

     PennzEnergy participated in two successful exploration wells at Redfish Point and Patterson in south Louisiana in the first quarter of 1999, with a 50% working interest in each well. These wells extended the productive limits of two separate fields and production began in second quarter 1999. A third exploratory well, at Tiger Pass in Plaquemines Parish on the Mississippi Delta, resulted in a dry hole, with a partner paying 100% of the drilling costs. Seismic acquisition is underway at PennzEnergy's 15,000-acre Quarantine Bay Field area. During 1999, 185 square miles of 3-D seismic data will be added to the current south
Louisiana   database  (574  square  miles)  through  trades   and
purchases.
     In south Texas, at Jennings Ranch, a Wilcox test resulted in a dry hole in the first quarter of 1999 with a promoted partner bearing most of the expense. In the central Texas Wilcox Trend, 3-D seismic is currently being shot and will be delivered later this year covering PennzEnergy's 23,000 acre Ray Ranch area in Bee, Goliad and Karnes counties.
     In the Carthage-Bethany area of northeast Texas, PennzEnergy is currently operating a three-rig drilling program. PennzEnergy spudded 11 development wells during the first quarter of 1999 and
another 34 are scheduled for the remainder of the year.   All  of
the wells drilled in this area during the first quarter of 1999 have been successful.
    On March 22, 1999, PennzEnergy announced a joint venture with
Sonat   Exploration,  Inc.  ("Sonat")  to  develop  the   mineral
interests underlying the Vermejo Park Ranch in northeast New Mexico and southern Colorado. PennzEnergy will initially hold a 25% working interest in the joint venture but will increase its
working  interest to 50% as the project progresses.   PennzEnergy
will also retain a 25% royalty interest. Sonat will bear all pipeline-related capital expenditures and will pay up to $10 million to PennzEnergy in progress bonuses. The joint venture will initially be operated by Sonat with PennzEnergy taking over operations as its working interest increases. PennzEnergy and Sonat expect to drill a minimum of 35 wells in 1999, 80 wells in 2000 and 150 wells per year thereafter, until the project is
complete.    The   coal   bed  methane   reserve   potential   on
PennzEnergy's acreage is estimated to be at least one trillion cubic feet of recoverable gas reserves.
     Offshore domestically, PennzEnergy is working to lower overall capital costs and operating expenses. PennzEnergy also plans to remain active in offshore lease sales and acquiring seismic data in order to build an inventory of prospects for the future.
     PennzEnergy is developing the Garden Banks 161 discovery as a two-well subsea facility. PennzEnergy currently holds a 35%
working  interest  and is operator of the block.   Production  is
expected  by the end of the year at a rate of net 5,000  boe  per
day.    A  third party  will fund part of PennzEnergy's share  of
the  development  expenses.   The Minerals  Management  Service's
decision on a royalty relief application is pending.
     During the first quarter, PennzEnergy drilled an exploration well funded 100% by a third party at High Island 156 (50% working
interest).   The  well encountered the geologic column  expected,
but  no  commercial hydrocarbons were present  in  the  objective sands.
     PennzEnergy executed a production development agreement with Halliburton Energy Services in the first quarter of 1999 to drill one well and perform five recompletions on Ship Shoal 198. PennzEnergy will be carried on all activities and Halliburton will bear the expenses of the development and recover its costs
through  production.   The  program,  which  commenced   at   the
beginning of the second quarter, is expected to result in an increase in production of a net 10.5 MMcf per day by year-end.
     PennzEnergy was high bidder on five blocks in Central Gulf of Mexico Lease Sale 172 in March 1999 and expects to be awarded the leases during the second quarter of 1999. PennzEnergy bid $1.4 million for the five blocks located on the shelf and the flex trend in less than 1,000' water depths. PennzEnergy expects to be active in the Western Gulf of Mexico Lease Sale in August 1999.

     Operations are continuing on the Shell-operated Garden Banks 127/128 Enchilada/Chimichanga field. The A-9 well has been completed and is currently testing 14 MMcf per day and 730 barrels of condensate per day. A fifth well, the A-8, is currently drilling. PennzEnergy has a 20% working interest in this subsalt field in 670 feet of water. Total gross production from the field is currently 80 MMcf per day and 3,500 barrels of liquids per day.
     PennzEnergy has implemented several initiatives designed to reduce operating and overhead expenses offshore, including the consolidation of its Lafayette, Louisiana office to Houston and realignment of the offshore division along functional lines.
       Internationally, on March 10, PennzEnergy signed a participation agreement with Petroleo Brasileiro, SA (Petrobras), the national oil company of Brazil, providing for joint exploration of Block BSeal 4 in the Sergipe-Alagoas Basin offshore Brazil. PennzEnergy has a 30% working interest in the block and will serve as operator. Approval from the Brazilian government naming PennzEnergy as operator is expected in May. PennzEnergy expects to begin a 380 square kilometer 3-D seismic acquisition program in 1999 to be able to drill a commitment exploratory well in 2000.
     In the North July field in Egypt, PennzEnergy (100% working interest) is completing a plan of development to submit to the Egyptian General Petroleum Corporation ("EGPC") by early June. Negotiations are ongoing with BP/Amoco to route this production through their facilities on the "July 10" platform. On the West Beni Suef concession, PennzEnergy is continuing its seismic acquisition program with the first exploratory well planned for early 2000.
     Offshore Qatar, PennzEnergy (75% working interest) has completed the acquisition of 200 square kilometers of 3-D seismic on the Block 8 concession. The seismic data will be interpreted this year and a commitment exploratory well is planned for 2000.
     PennzEnergy initiated its drilling program in Lake Maracaibo, Venezuela in March 1999. It currently has a 54% working interest in block B2X-68/79 and a 45% working interest in block B2X-70/80. The program calls for the drilling of seven infill development wells, some of which will be deepened to test exploration targets. At the end of the first quarter, net production in Venezuela averaged 3,100 barrels of oil per day.
     In April 1999, the Azerbaijan International Operating Company ("AIOC"), in which PennzEnergy has a 4.8% carried interest, delivered its first oil shipment from the Azeri-Chirag-Gunashli (ACG) joint development area via the new western route pipeline through Azerbaijan and Georgia to the Black Sea. Daily oil production at ACG averaged 92,000 barrels for the first quarter of 1999 and is expected to average approximately 97,000 barrels per day for the rest of 1999. Production is currently limited by the gas handling facilities on the Chirag-1 platform. During the first quarter, PennzEnergy received $3.6 million in net additional payments for reimbursement of past costs associated with a gas utilization project for the Gunashli Field. These proceeds were recorded as a gain on sale. An additional net $1.3 million has been received in the second quarter of 1999.

Other

      PennzEnergy's investment and other income, net for the quarter ended March 31, 1999 includes dividend income of $4.3 million from its investment in Chevron common stock compared to $10.9 million for the quarter ended March 31, 1998. In 1998, PennzEnergy sold or exchanged approximately 10.7 million shares of Chevron common stock in conjunction with an exchange offer for its exchangeable debentures.
      Net interest expense for the first quarter of 1999 totaled $30.6 million compared to $39.2 million during the first quarter of 1998. The decrease in interest expense was primarily due to the reduction of debt associated with the early extinguishment of 6.5% and 4.75% exchangeable debentures and the spin-off of Pennzoil-Quaker State in 1998.

Capital Resources and Liquidity

      Cash Flow. As of March 31, 1999, PennzEnergy had cash and cash equivalents of $15.9 million. During the three months ended March 31, 1999, cash and cash equivalents decreased $4.5 million. PennzEnergy's cash flow from operations before changes in operating assets and liabilities and cash exploration expense totaled $32.4 million for the three months ended March 31, 1999, compared to $66.8 million for the three months ended March 31, 1998.
       Debt Instruments and Repayments. Borrowings under PennzEnergy's variable-rate credit arrangements totaled $54.3 million as of March 31, 1999, which has been classified as long-term debt along with $200 million of 9.625% Debentures due November 1999 based upon the availability of committed long-term credit facilities to refinance such amounts and PennzEnergy's intent to maintain such commitments in excess of one year. PennzEnergy had no outstanding borrowings under its $500 million committed revolving credit facility at March 31, 1999.
      Derivative Instruments. During April 1999, PennzEnergy entered into swaps to hedge 18,000 barrels of crude oil per day for May and June 1999 at an average of $17.26 per barrel and $17.15 per barrel, respectively. In addition, PennzEnergy entered into swaps to hedge approximately 165 MMcf of natural gas per day for May and June 1999 at an average of $2.21 per Mcf and $2.25 per Mcf, respectively. PennzEnergy also entered into collar transactions for 19 MMcf per day of natural gas for May and June 1999. The collar transactions fixed a minimum natural gas price of $2.16 per Mcf for the two month period and a maximum price of $2.30 per Mcf and $2.38 per Mcf for May and June 1999, respectively. PennzEnergy did not hedge any of its crude oil or natural gas production in the first quarter of 1999.

Year 2000

      PennzEnergy has completed a review of its key computer systems and has identified a number of systems that would be
affected  by  the  year  2000 compliance issue.   PennzEnergy  is
undertaking or has completed conversions or upgrades of these non-compliant financial, operating, human resources, payroll and
seismic   data  systems.   The  only  conversions  and   upgrades
remaining are for seismic data systems and a billing system for a retail gas operation, which are targeted for completion by the end of August 1999 or sooner, after compliant upgrades are received from the vendors. Upgrades and standardization to network,  infrastructure, desktop and communications  systems  to
make  these  assets compliant are in progress.   This  effort  is
scheduled for completion in the second quarter of 1999 following the release of compliant updates from the vendors. International as well as domestic sites were included in these assessments. The assessment of specialized hardware and software unique to an international location was completed by the end of the first quarter of 1999. The only system replacements that have been accelerated to remedy non-compliance are some of the PennzEnergy voicemail systems and security systems. No major information technology ("IT") projects have been deferred due to year 2000 compliance issues. Contingency planning has started for the IT systems during the first quarter of 1999 and includes backup, standby and storage service solutions to reduce the impact of
critical  service providers.   The validation phase that consists
of testing mission-critical and significant systems will be completed by June 1999.

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

Forward-Looking Statements - Safe Harbor Provisions

      This quarterly report on Form 10-Q of PennzEnergy for the quarter ended March 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, PennzEnergy expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; commodity prices for natural gas and crude oil; the effect of weather on natural gas demand and consumption; competition for international drilling rights; the costs of exploration and development of petroleum reserves; exploration risks; political risks impacting exploration and development; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits -

      12  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends for the three months ended March 31, 1999 and 1998.

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




                                   PENNZENERGY COMPANY
                                        Registrant




                                   S/N Malcolm R. Rae
                                   Malcolm R. Rae
                                   Controller




May 13, 1999