Form 10-Q
period 1999-06-30
PENNZENERGY CO
filed 1999-08-12
CIK 77320

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549



                            FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1999  Commission File No. 1-5591


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

      Number of shares outstanding of each class of stock, as of latest practicable date, July 31, 1999:

     Common stock, par value $0.83-1/3 per share, 48,004,379
shares.
      Preferred  stock,  par  value $1.00  per  share,  1,500,000 shares.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  PENNZENERGY COMPANY
                                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                      (UNAUDITED)
                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30                           June 30
                                                                  ----------------------------      ----------------------------
                                                                     1999             1998             1999             1998
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES
   Natural gas sales                                              $   81,456       $   93,674       $  150,884       $  187,494
   Crude oil, condensate and natural gas liquids sales                57,961           55,395          103,846          115,456
   Investment and other income, net                                   55,955           18,794           67,119           37,277
                                                                  -----------      -----------      -----------      -----------
    Total revenues                                                $  195,372       $  167,863       $  321,849       $  340,227
COSTS AND EXPENSES
   Operating expense                                                  44,139           52,026           90,782          104,749
   General and administrative expense                                 10,705            7,278           19,676           16,126
   Depreciation, depletion and amortization                           63,309           54,387          131,450          109,984
   Exploration expense                                                12,803           19,220           25,921           31,895
   Taxes, other than income                                            7,367            7,897           14,268           15,859
   Interest charges, net                                              31,250           40,242           61,811           79,429
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX            25,799          (13,187)         (22,059)         (17,815)
Income tax provision (benefit)                                         9,939           (7,189)          (9,174)         (12,165)
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              15,860           (5,998)         (12,885)          (5,650)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                         -              14,826             -              24,137
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                                     15,860            8,828          (12,885)          18,487
Preferred stock dividends                                              2,434              757            4,868              757
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS                                            $   13,426       $    8,071       $  (17,753)      $   17,730
                                                                  ===========      ===========      ===========      ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Continuing operations                                          $     0.28       $    (0.14)      $    (0.37)      $    (0.13)
   Discontinued operations                                        $      -         $     0.31       $      -         $     0.50
                                                                  -----------      -----------      -----------      -----------
TOTAL BASIC AND DILUTED INCOME (LOSS) PER SHARE                   $     0.28       $     0.17       $    (0.37)      $     0.37
                                                                  ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING
   Basic                                                              47,958           47,695           47,923           47,643
                                                                  ===========      ===========      ===========      ===========
   Diluted                                                            48,078           47,695           47,923           47,643
                                                                  ===========      ===========      ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      47,990           47,727           47,990           47,727
                                                                  ===========      ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.0625       $     0.25       $   0.1250       $     0.50
                                                                  ===========      ===========      ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                            PENNZENERGY COMPANY
                         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                (UNAUDITED)
                                                           Three Months Ended         Six Months Ended
                                                                 June 30                  June 30
                                                         ----------------------  ------------------------
                                                            1999         1998         1999         1998
                                                         ----------  ----------  -----------  -----------
                                                                     (Expressed in thousands)

NET INCOME (LOSS)                                        $  15,860   $   8,828   $  (12,885)  $   18,487

Unrealized gains on marketable securities, net of tax       28,653      (1,902)      55,037       (1,501)
Foreign currency translation adjustment and other             (133)     (2,142)        (252)      (3,017)
                                                         ----------   ---------  -----------  -----------
                                                            28,520      (4,044)      54,785       (4,518)
                                                         ----------   ---------  -----------  -----------
COMPREHENSIVE INCOME                                     $  44,380    $  4,784   $   41,900   $   13,969
                                                         ==========   =========  ===========  ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                             PENNZENERGY COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                                               June 30,           December 31,
                                                                                1999                  1998
                                                                            -------------        -------------
                                                                                 (Expressed in thousands)

                                                  ASSETS

Current assets
   Cash and cash equivalents                                                $      11,980        $      20,439
   Receivables                                                                     83,795               71,553
   Crude oil and natural gas inventories                                            3,583                4,818
   Materials and supplies                                                          12,869               12,354
   Deferred income tax                                                             10,300               10,300
   Other current assets                                                             6,385                8,955
                                                                            -------------        -------------
        Total current assets                                                      128,912              128,419

Property, plant and equipment, net                                              1,616,916            1,658,734
Marketable securities and other investments                                       684,598              598,462
Other assets                                                                       23,680               31,471
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   2,454,106        $   2,417,086
                                                                            =============        =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities                                 $      95,046        $     127,495
   Interest accrued                                                                24,738               26,093
   Other current liabilities                                                       25,383               24,889
                                                                            -------------        -------------
        Total current liabilities                                                 145,167              178,477
                                                                            -------------        -------------
Long-term debt
   Exchangeable debentures                                                        740,361              739,258
   Other long-term debt                                                           822,652              797,951
                                                                            -------------        -------------
        Total long-term debt                                                    1,563,013            1,537,209
                                                                            -------------        -------------
Deferred income tax                                                               187,257              167,253
Other liabilities                                                                  94,881               99,362
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               1,990,318            1,982,301
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                  38,399               43,696

SHAREHOLDERS' EQUITY                                                              425,389              391,089
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   2,454,106        $   2,417,086
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                               PENNZENERGY COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                        Six Months Ended June 30
                                                                                   ---------------------------------
                                                                                      1999                  1998
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $  (12,885)           $   18,487
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                                        131,450               109,984
      Dry holes and impairments                                                         3,146                12,353
      Deferred income tax                                                              (9,140)               (7,114)
      Income from discontinued operations, net of tax                                    -                  (24,137)
      Gain on sales of assets                                                         (52,247)               (4,296)
      Other non-cash items                                                              3,945                 8,071
      Changes in operating assets and liabilities                                     (45,764)              (66,054)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                            18,505                47,294
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (92,378)             (246,696)
  Purchases of marketable securities and other
    investments, net                                                                     (140)               (1,706)
  Proceeds from sales of assets                                                        57,994                34,954
  Other investing activities                                                            1,495               (20,627)
                                                                                   -----------           -----------
  Net cash used in investing activities                                               (33,029)             (234,075)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable, net                                                       24,516                82,342
  Debt repayments                                                                        -                 (818,000)
  Proceeds from issuance of debt                                                         -                  790,000
  Proceeds from issuance of Preferred Stock                                              -                  147,000
  Dividends paid                                                                      (13,293)              (23,828)
  Other financing activities                                                           (5,158)                5,192
                                                                                   -----------           -----------
  Net cash provided by financing activities                                             6,065               182,706
                                                                                   -----------           -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                             -                    7,422


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (8,459)                3,347

CASH AND CASH EQUIVALENTS, beginning of period                                         20,439                 9,462
                                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                           $   11,980            $   12,809
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

(2)  Discontinued Operations -

      On December 30, 1998, PennzEnergy, formerly named Pennzoil Company, distributed to its shareholders (the "Spin-off") 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company ("Pennzoil-Quaker State"), representing all of the shares of Pennzoil-Quaker State owned by PennzEnergy.
    Accordingly, Pennzoil-Quaker State's results of operations are shown net of tax as discontinued operations in PennzEnergy's condensed consolidated statement of income for periods presented prior to the Spin-off. After-tax income from discontinued operations, taxes on income from discontinued operations, and revenues related to discontinued operations for the quarter ended June 30, 1998 were $ 14.8 million, $10.3 million and $464.6 million, respectively. For the six months ended June 30, 1998, after-tax income from discontinued operations, taxes on income from discontinued operations, and revenues related to discontinued operations were $24.1 million, $17.5 million, and $838.1 million, respectively.

 (3) New  Accounting Standards -

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." The adoption of SOP No. 98-1 on January 1, 1999 did not have a material impact on PennzEnergy's results of operations.
      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is currently expected to be effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on PennzEnergy's financial position or results of operations.

(4)  Proposed Merger with Devon Energy Corporation -

     On May 19, 1999, PennzEnergy entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Devon Energy Corporation ("Devon"). Under the terms of the Merger Agreement, PennzEnergy and Devon will engage in a business combination transaction in which PennzEnergy will merge into a "new" Devon Energy Corporation ("New Devon"), incorporated in Delaware, and Devon will become a wholly owned subsidiary of New

Devon. As a result of the transaction, each share of Devon common stock will be converted into one share of common stock of New Devon and each share of PennzEnergy common stock will be converted into 0.4475 shares of common stock of New Devon. PennzEnergy shareholders will own approximately 31 percent of the combined company and Devon shareholders will own approximately 69 percent. The percentages will be reduced if New Devon completes a planned public offering of $300 million to $500 million of newly issued shares of New Devon common stock.
     The transaction is subject to approval by majority vote of the outstanding shares of both companies and other customary closing conditions. PennzEnergy has received notice of the early termination of the Hart-Scott-Rodino waiting period. The merger is currently expected to be consumated during the third quarter of 1999.

(5)  Debt -

     PennzEnergy has two series of exchangeable debentures. Each 4.90% Debenture and 4.95% Debenture is exchangeable into 9.3283 shares of Chevron Corporation ("Chevron") common stock, matures on August 15, 2008 and is not callable until August 15, 2000. The 4.90% Debentures and the 4.95% Debentures are exchangeable at the option of the holders at any time prior to maturity, unless previously redeemed, for shares of Chevron common stock. In lieu of delivering Chevron common stock, PennzEnergy may, at its option, pay to any holder an amount in cash equal to the market value of the underlying Chevron common stock to satisfy the exchange request. Changes in the fair value of the 4.90% Debentures and the 4.95% Debentures associated with fluctuations in the price of Chevron common stock will be recorded in income if and when the market value of the underlying Chevron common stock exceeds $107.20 per share.
     PennzEnergy's $200 million of 9.625% Debentures due November 1999 and $24.5 million borrowed under variable-rate credit arrangements are classified as long-term debt based upon availability of committed long-term credit facilities to refinance such amounts and PennzEnergy's intent to maintain such commitments in excess of one year.

(6)  Earnings Per Share -

     Earnings per share computations to reconcile basic and diluted income (loss) from continuing operations consist of the following:


                                                           Three Months Ended         Six Months Ended
                                                                 June 30                  June 30
                                                         ----------------------  ------------------------
                                                            1999         1998         1999         1998
                                                         ----------  ----------  -----------  -----------
                                                         (Expressed in thousands except per share amounts)

Income (loss) from continuing operations                 $  15,860   $  (5,998)  $  (12,885)  $   (5,650)
Less: Preferred stock dividends                              2,434         757        4,868          757
                                                         ----------  ----------  -----------  -----------
Income (loss) from continuing operations available to
      common shareholders                                $  13,426    $ (6,755)  $  (17,753)  $   (6,407)
                                                         ==========  ==========  ===========  ===========
Basic weighted average shares outstanding                   47,958      47,695       47,923       47,643

Effect of dilutive securities (1):
      Options                                                  -           -            -            -
      Awards                                                   120         -            -            -
                                                         ----------  ----------  -----------  -----------
Diluted weighted average shares outstanding                 48,078      47,695       47,923       47,643
                                                         ==========  ==========  ===========  ===========
Income (loss) per share from continuing operations:
      Basic                                              $    0.28   $   (0.14)  $    (0.37)  $    (0.13)
                                                         ==========  ==========  ===========  ===========
      Diluted                                            $    0.28   $   (0.14)  $    (0.37)  $    (0.13)
                                                         ==========  ==========  ===========  ===========


                         PART I. FINANCIAL INFORMATION - continued

<F1> A  weighted average number of options to purchase  4,657,108 shares of common stock were outstanding for the three months ended June 30, 1999 but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the common shares. A weighted average number of options to purchase 3,542,744 shares of common stock and awards of 147,422 shares of common stock were outstanding for the three months ended June 30, 1998 but were not included in the computation of diluted loss per share because these options and awards would result in an antidilutive per share amount. A weighted average number of options to purchase 4,653,413 and 3,575,784 shares of common stock and awards of 122,166 and 147,612 shares of common stock were outstanding for the six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because these options and awards would result in an antidilutive per share amount.


(7)  Acquisitions and Divestitures -

     On June 30, 1999 PennzEnergy sold approximately 38,200 acres of land, timber, and mineral rights located in Pennsylvania and New York to Seneca Resources Corporation, Highland Land and Minerals, Inc. and Patterson Lumber Company, Inc. and received cash proceeds of $49.5 million. These sales resulted in an after-tax gain of $29.8 million. Additional cash proceeds of $3.9 million from additional sales of land and timber were received in July 1999 resulting in an after-tax gain of $2.3 million.

(8)  Related Party Transactions -

     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain corporate administrative services for a period of up to one year after the date of the Spin-off. Fees are paid based upon actual costs of providing these services.



Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of  Operations

      PennzEnergy reported net income of $15.9 million for the second quarter of 1999 and a net loss of $12.9 million, for the six months ended June 30, 1999, compared to net income of $8.8 million and $18.5 million, respectively for the quarter and six months ended June 30, 1998. After preferred dividends, basic earnings per share for the second quarter and six months ended June 30, 1999 were $.28 per share and a loss of $.37 per share, respectively. Basic earnings per share for the quarter and six months  ended  June  30, 1998 were $.17 per share  and  $.37  per share, respectively, and included $14.8 million, or $.31 per share and $24.1 million, or $.50 per share, respectively, of income from discontinued operations. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements.
      Excluding discontinued operations, the increase in pretax income for the quarter ended June 30, 1999 compared to the same period in 1998 is primarily due to a gain on the sale of assets, higher realized liquids prices and lower interest expense which were partially offset by lower dividend income, higher depreciation, depletion and amortization ("DD&A") rates, lower production volumes and lower realized gas prices. The decrease in pretax income for the six months ended June 30, 1999 compared to the same period in 1998 is primarily due to lower realized gas and liquids prices, lower production volumes, higher DD&A rates and lower dividend income which were partially offset by a gain on the sale of assets and lower interest expense.

     Natural  gas price realizations averaged $1.99 per  thousand
cubic feet ("Mcf") and $1.83      per Mcf, respectively, for  the
quarter and six months ended June 30, 1999, compared to $2.12 per Mcf and $2.09 per Mcf, respectively, for the same periods in 1998. Liquids price realizations averaged $13.31 per barrel and $11.32 per barrel for the quarter and six months ended June 30, 1999, compared to $11.00 per barrel and $11.70 per barrel, respectively, for the same periods in 1998. Natural gas volumes produced for sale were 446.9 million cubic feet ("MMcf") per day and 453.3 MMcf per day, respectively, for the quarter and six months  ended June 30, 1999, compared to 481.8 MMcf per  day  and
490.6 MMcf per day, respectively, for the same periods in 1998. Liquids production volumes were 47.8 thousand barrels ("Mbbls") per day and 50.7 Mbbls per day, respectively, for the quarter and six months ended June 30, 1999, compared to 55.3 Mbbls per day and 54.5 Mbbls per day, respectively, for the same periods in 1998.
     The decrease in production volumes for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to production declines offshore at West Cameron
580. On a barrel of oil equivalent ("boe") basis, production declined from 135,600 boe per day and 136,300 boe per day for the second quarter and six months ended June 30, 1998, respectively, to 122,300 boe per day and 126,200 boe per day for the second quarter and six months ended June 30, 1999, respectively.
     On June 30, 1999, PennzEnergy sold approximately 36,300 acres of land, timber and mineral rights located in Pennsylvania and New York to Seneca Resources Corporation and Highland Land
and Minerals, Inc. and received proceeds of $47.5 million. Also in June, PennzEnergy sold approximately 1,900 acres of land and timber located in Pennsylvania to Patterson Lumber Company, Inc., and received cash proceeds of $2.0 million. These sales resulted in an after-tax gain of $29.8 million. Additional proceeds from sales of land and timber were received in July 1999 totaling approximately $3.9 million. These July sales resulted in an after-tax gain of $2.3 million.
      Operating costs, including corporate overhead, averaged $5.59 per boe and $5.46 per boe for the quarter and six months ended June 30, 1999 compared to $5.44 per boe and $5.54 per boe
for  the  quarter  and  six months ended June  30,  1998.   Total
operating and general and administrative expenses were $5.0 million lower in the second quarter of 1999 than in the second quarter of 1998, and $12.0 million lower for the six months ended
June  30,  1999  as compared to the same period last  year.   The
reductions in each of these periods were primarily due to lower offshore workover and platform repair expenses.
      DD&A rates increased from $4.41 per boe and $4.46 per boe, respectively, for the quarter and six months ended June 30, 1998 to $5.69 per boe and $5.75 per boe, respectively, for the same periods in 1999. These increases were primarily due to negative oil and gas proved reserve revisions at year-end 1998.
     Capital expenditures for the second quarter of 1999 were $41
million, $89 million below the second quarter of 1998.   For  the
six  months ended June 30, 1999, capital expenditures totaled $92
million,  $154  million  below the  same  period  in  1998.   The
decrease in capital expenditures during 1999 was primarily a result of lower domestic offshore and international spending in response to lower commodity prices.
     Onshore domestically, PennzEnergy is currently focused on accelerating exploration and development of its assets in south Louisiana, south Texas and the Raton Basin while working to
preserve  capital  and reduce overall risk.   At  the  same  time
PennzEnergy is emphasizing low-cost, low-risk production and reserves enhancement on its developed properties.
     In  south  Louisiana  at  the Patterson  and  Redfish  Point fields, production began on two successful exploration wells completed in the second quarter of 1999. Production from the Patterson exploration well was temporarily interrupted due to mechanical problems while producing 15.0 gross MMcf per day, but is currently back on line unloading 5.2 gross MMcf per day and 70
gross  barrels  of  condensate per  day.   The  recently  drilled
Redfish Point well continues to produce 3.3 gross MMcf per day and 850 gross barrels of condensate per day. PennzEnergy holds a 50% working interest in each of these wells. A third exploratory well, funded 100% by a third party and drilled in Plaquemines

Parish, resulted in a dry hole. An additional exploration well at the Patterson field was spudded in August 1999. Acquisition of 3-D seismic is nearing completion on PennzEnergy's Quarantine Bay field area with delivery expected in the fourth quarter of
1999.   Recent  seismic  trades and  acquisitions  will  increase
PennzEnergy's  total 3-D seismic database in south  Louisiana  to
574 square miles.
     In south Texas, PennzEnergy is currently drilling a new fault block on its Haynes lease in Zapata County, upthrown to the new Haynes JRS field, established in 1998. Exploration wildcats are also underway in Refugio and Zapata Counties. In the central Texas Wilcox Trend, 3-D seismic is currently being shot and will be delivered later this year covering PennzEnergy's 23,000 acre Ray Ranch area in Bee, Goliad and Karnes counties.
     In the Carthage-Bethany area of northeast Texas, PennzEnergy is currently operating a three-rig drilling program. PennzEnergy spudded 11 development wells during the first quarter of 1999 and
another   11  during  the  second  quarter.   An  additional   13
development wells are scheduled for the remainder of the year. All of the wells drilled in this area during the first six months of 1999 have been successful.
    On March 22, 1999, PennzEnergy announced a joint venture with
Sonat   Exploration,  Inc.  ("Sonat")  to  develop  the   mineral
interests underlying the Vermejo Park Ranch in the Raton Basin of
northeast  New  Mexico and southern Colorado.   PennzEnergy  will
initially hold a 25% working interest in the joint venture but will increase its working interest to 50% as the project progresses. PennzEnergy will also retain a 25% royalty interest. Sonat will bear all pipeline-related capital expenditures and will pay up to $10 million to PennzEnergy in progress bonuses. The joint venture will initially be operated by Sonat with
PennzEnergy taking over operations as its working interest increases. PennzEnergy and Sonat expect to drill a minimum of 35 wells in 1999, eight of which were spudded in the second quarter. The joint venture currently expects to drill a minimum of 80 wells in 2000 and 150 wells per year thereafter, until the project is complete. Initial pipeline construction is scheduled
for  completion  in  the third quarter of  1999.   The  coal  bed
methane reserve potential on PennzEnergy's acreage is estimated to be at least one trillion cubic feet of recoverable gas reserves. Initial production is expected to begin in late August and increase to a 1999 exit rate of approximately 5.0 gross MMcf per day, restricted by third party pipeline and processing constraints. PennzEnergy currently holds a before payout working interest of 25% with a 42.75% net revenue interest.
     Offshore domestically, PennzEnergy is working to lower overall capital costs and operating expenses. PennzEnergy also plans to remain active in offshore lease sales and acquiring seismic data in order to build an inventory of prospects for the future.
     PennzEnergy has started development of the Garden Banks 161 discovery as a two-well subsea facility in 972 feet of water. PennzEnergy holds a 35% working interest and is operator of the
block.  Production is expected in the fourth quarter of 1999.   A
third party will fund a portion of PennzEnergy's share of the development expenses. A Minerals Management Service decision on a royalty relief application is pending.
     At Ship Shoal 198, Halliburton Energy Services funded and drilled one new well and recompleted three existing wells under a production development agreement with PennzEnergy. The current incremental gas rate associated with this program is 19 net MMcf per day.
       Drilling  operations  have been completed  on  the  Shell-
operated Garden Banks 127/128 Enchilada/Chimichanga field.   Both
the A-8 and A-9 wells were successfully completed in 1999 and are currently testing at gross rates of 4.2 MMcf per day and 19.8
MMcf per day, respectively. Total gross production from the field is currently 90.3 MMcf per day and 3,500 barrels of liquids
per  day.   PennzEnergy  holds a 20%  working  interest  in  this
subsalt field in 670 feet of water.
     PennzEnergy is continuing development at the West Cameron 580 field with the drilling of the A-4 well. The projected total depth of this well was reached in early August. The well should be completed and on production by October 1. Expected initial
production  is  estimated at 30 gross MMcf per day.   PennzEnergy
currently holds an 80% working interest.
     PennzEnergy  recently  completed the drilling  of  the  West
Cameron  533 A-10 well.  This well was completed in  a  600  foot horizontal section in the 1,500 foot sand and is currently producing 13 net MMcf per day. The success of this horizontal well has led to additional opportunities in the West Cameron 533/534 area and additional drilling is being planned for the fourth quarter of 1999.
      Internationally, in May, PennzEnergy (30% working interest) was named as operator of Block BSeal 4 in the Sergipe-Alagoas Basin offshore Brazil. PennzEnergy began a 380 square kilometer 3-D seismic acquisition program in July in preparation to drill a commitment exploratory well in 2000.
     In Egypt, the development plan for North July field (100% working interest) was submitted to the Egyptian General Petroleum
Corporation  ("EGPC") in June and approved  in  July  1999.   The
joint  operating  company, Fanar Petroleum Company  ("Fanpetco"),
consisting  of  PennzEnergy  and EGPC  was  formed  in  July.   A
platform  usage  agreement was signed with BP/Amoco  in  July  to
route   the  production  from  North  July  field  through  their
facilities on the "July 10" platform. On the West Beni Suef concession, PennzEnergy is continuing its seismic acquisition program with the first exploratory well planned for early 2000.
PennzEnergy   relinquished  its  interest  in  the  West   Feiran
concession, which resulted in an impairment charge of $1.7 million in the second quarter of 1999.
     Offshore Qatar, PennzEnergy (75% working interest) completed the acquisition of 200 square kilometers of 3-D seismic on the
Block   8  concession  in  April.   The  seismic  data  will   be
interpreted  this  year  and  a commitment  exploratory  well  is planned for 2000.
     In the second quarter, PennzEnergy drilled five appraisal wells in Lake Maracaibo, Venezuela. Two of the wells were in block  B2X-70/80 (45% working interest) and three wells  were  on
block  B2X-68/79  (54%  working interest).   Each  of  the  wells
encountered the primary B2X formation as anticipated and two of the wells tested deeper sections with unsatisfactory results. Two additional appraisal wells were drilled in July, with all the appraisal wells on production by the end of the third quarter. At the end of the second quarter, net production in Venezuela averaged 3,000 barrels of oil per day.
     The Azerbaijan International Operating Company ("AIOC"), in which PennzEnergy has a 4.8% carried interest, exported an average of 84,000 barrels of oil per day for the second quarter. Daily oil production at Azeri-Chirag-Gunashli ("ACG") field averaged 92,000 barrels per day for the quarter. Oil production is expected to average approximately 100,000 barrels per day for the rest of 1999, limited by the lack of facilities to evacuate all of the gas produced at ACG. PennzEnergy received $1.3 million in additional net payment for reimbursement of past costs associated with a gas utilization project for the Gunashli field in the second quarter. These proceeds were recorded as a gain on sale.

Other

      PennzEnergy's investment and other income, net for the quarter and six months ended June 30, 1999 includes dividend income of $4.3 million and $8.6 million, respectively, from its investment in Chevron common stock compared to $10.9 million and $21.8 million, respectively, for the quarter and six months ended June 30, 1998. In 1998, PennzEnergy sold or exchanged approximately 10.7 million shares of Chevron common stock in conjunction with an exchange offer for its exchangeable debentures.
      Net  interest expense for the quarter and six months  ended
June  30,  1999 totaled $31.3         million and $61.8  million,
respectively, compared to $40.2 million and $79.4 million, respectively, for the same periods in 1998. The decrease in interest expense was primarily due to the reduction of debt associated with the early extinguishment of 6.5% and 4.75% exchangeable debentures and the spin-off of Pennzoil-Quaker State in 1998.

Capital Resources and Liquidity

      Cash Flow. As of June 30, 1999, PennzEnergy had cash and cash equivalents of $12.0 million. During the six months ended June 30, 1999, cash and cash equivalents decreased $8.5 million. PennzEnergy's cash flow from operations before changes in operating assets and liabilities and cash exploration expense totaled $87.0 million for the six months ended June 30, 1999, compared to $132.9 million for the six months ended June 30, 1998.
       Debt Instruments and Repayments. Borrowings under PennzEnergy's variable-rate credit arrangements totaled $24.5 million as of June 30, 1999, all of which has been classified as long-term debt along with $200 million of 9.625% Debentures due November 1999 based upon the availability of committed long-term credit facilities to refinance such amounts and PennzEnergy's intent to maintain such commitments in excess of one year. PennzEnergy had no outstanding borrowings under its $500 million committed revolving credit facility at June 30, 1999. The revolving credit facility contains covenants relating to liens, sales of assets and mergers and consolidations, subsidiary indebtedness, acquisitions and leverage. PennzEnergy is currently in compliance with these covenants in its revolving credit facility.
      Derivative Instruments. During April 1999, PennzEnergy entered into swaps to hedge 18,000 barrels of crude oil per day for May and June 1999 at an average of $17.26 per barrel and $17.15 per barrel, respectively. In addition, PennzEnergy entered into swaps to hedge approximately 165 MMcf of natural gas per day for May and June 1999 at an average of $2.21 per Mcf and $2.25 per Mcf, respectively. PennzEnergy also entered into collar transactions for 19 MMcf per day of natural gas for May and June 1999. The collar transactions fixed a minimum natural gas price of $2.16 per Mcf for the two month period and a maximum price of $2.30 per Mcf and $2.38 per Mcf for May and June 1999, respectively. As a result of these transactions, PennzEnergy's revenues were reduced by $1.8 million in the second quarter of 1999. PennzEnergy does not currently have any of its future oil and gas production hedged. PennzEnergy did not hedge any of its crude oil or natural gas production in the first quarter of 1999.

Year 2000

      PennzEnergy has completed a review of its key computer systems and identified a number of systems that would be affected by the year 2000 compliance issue. PennzEnergy is undertaking or has completed conversions or upgrades of these non-compliant financial, operating, human resources, payroll and seismic data systems. The only conversions and upgrades remaining are for a division order report, a petroleum reserves data extract program, and a billing system for a retail gas operation, which are targeted for completion by the first of October 1999 or sooner, after compliant upgrades are received from the vendors. A vendor-supplied seismic dataset containing land and contract information will be converted from a two-digit to a four-digit year when the dataset is available as a four-digit year from the vendor, now scheduled for November 1999. Validation testing of financial support systems such as tax reporting and reconciliation systems will be completed by the end of August 1999. Upgrades and standardization to network, infrastructure, desktop and communications systems to make these assets compliant were completed in the second quarter of 1999 following the release of compliant updates from the vendors. International as well as domestic sites were included in these assessments. The assessment and remediation of specialized hardware and software unique to an international location was completed by the end of the second quarter of 1999 for all locations with the exception of a drilling information system for one country. An upgrade to this system was deferred until November 1999 due to scheduled operational activity. The only system replacements that have been accelerated to remedy non-compliance are some of the PennzEnergy voicemail systems and security systems. No major information technology ("IT") projects have been deferred due to year 2000 compliance issues. The validation phase that consists of testing mission-critical and significant systems was essentially completed by June 1999, with the exception of the geoscience systems, the retail gas billing system, and financial support systems mentioned above. Contingency planning started for the IT systems during the first quarter of 1999 and includes backup, standby and storage service solutions to reduce the impact of critical service providers.
       PennzEnergy also completed a comprehensive inventory, assessment, and renovation of systems and devices with embedded chips in the exploration, production and non-production facilities. The exploration and production facilities consist of offshore platforms, onshore installations, gas plants, regional pipelines and a natural gas retail distribution operation. These facilities, which include the processing, storage, and movement of oil and natural gas, have the greatest inherent risk of production curtailment since embedded chip systems control and monitor these processes. Several of PennzEnergy's onshore exploration and production facilities had non-compliant metering and control equipment. These deficiencies have been addressed by upgrading or replacing the non-compliant portion of mission-critical equipment. This effort was completed by the end of July 1999. Non mission-critical production equipment that may have non-compliant components is being replaced with compliant components during normal maintenance and repair outages that occur through 1999. If, for any reason, these systems do not receive maintenance prior to the millennium or are still found to be non-compliant after the millennium, they will be operated in a manual mode until further renovation and testing is completed. In addition, all currently compliant control systems that have potential for environmental, safety, or business interruption impact will be tested during scheduled maintenance. The majority of this type of production equipment is used to monitor and control production only. Nevertheless, operation of these systems would still be reduced or discontinued if a component is found to be non-compliant in order to prevent safety and environmental problems. Contingency planning is also underway to provide alternatives in the event these systems are partially or completely inoperable. Spare components are being tested to ensure compliant systems remain compliant through the maintenance process.
      PennzEnergy has contacted and continues to monitor key suppliers, banks, customers and other unaffiliated companies that have business relationships with PennzEnergy to assess their year 2000 compliance programs. PennzEnergy could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. This assessment includes activities such as face-to-face meetings, reviews of year 2000 readiness and co-operative testing. Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources. This process is targeted for completion by the end of September 1999. In addition, PennzEnergy has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program.
      As with most companies, PennzEnergy anticipates more issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. PennzEnergy has reviewed all banking relationships in international locations. In addition, PennzEnergy is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.
      If these steps are not completed successfully in a timely manner, PennzEnergy's operations and financial performance could be adversely affected through disruptions in operations. Costs associated with such disruptions currently cannot be estimated.
      Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial results of PennzEnergy for several reasons. Most of the renovation is being accomplished with upgrades to existing software that is under maintenance contracts. The implementation of the major IT systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are being used to assure the reliability of the assessment and costs.

These services will be supplemented with PennzEnergy resources. Costs for all year 2000 activities are estimated to be less than $5 million. This estimate does not include PennzEnergy's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator.
      PennzEnergy's existing contingency plan will be modified to address year 2000 issues by August 1999. It will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information.
     PennzEnergy's year 2000 program was essentially completed by July 31, 1999, with the exception of the geoscience systems, the retail gas billing system, the validation of the financial support systems, the land and contract data conversion, and contingency planning. Readers are cautioned that forward-looking statements contained in this year 2000 update should be read in conjunction with the company's disclosures under the heading:
"Forward-Looking Statements - Safe Harbor Provisions."

Forward-Looking Statements - Safe Harbor Provisions

      This quarterly report on Form 10-Q of PennzEnergy for the quarter ended June 30, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, PennzEnergy expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; commodity prices for natural gas and crude oil; the effect of weather on natural gas demand and consumption; competition for international drilling rights; the costs of exploration and development of petroleum reserves; exploration risks; political risks impacting exploration and development; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

                         PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


(a)  Annual Meeting of Shareholders
          May 6, 1999


(c)  Proposals                     For      Against    Withheld    Abstain

[S]                            [C]          [C]        [C]         [C]
Election of Directors
Robert A. Mosbacher, Jr.       41,215,545         -     974,654       -
Terry L. Savage                41,219,621         -     970,578       -
Robert B. Weaver               41,215,371         -     974,828       -

Approval of Appointment of
Arthur Andersen LLP
As Independent Public
Accountants                    41,804,488     294,361      -        91,350

Amendment of the Restated
Certificate of Incorporation   28,768,209   1,219,492      -       100,451

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits -

       3    Certificate of Amendment  to the  Restated
      Certificate of Incorporation, as amended through May 6, 1999

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




August 12, 1999